Form 10-Q
period 1994-06-30
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1994-08-15
CIK 765923

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-Q


[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                        For the period ended June 30, 1994


                                        OR


[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________.


                         Commission File Number:  0-18151


                    DEAN WITTER REALTY GROWTH PROPERTIES, L.P.
          (Exact name of registrant as specified in governing instrument)


       Delaware                                               13-3286866
(State of organization)                     (IRS Employer Identification No.)


   2 World Trade Center, New York, NY                            10048
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:   (212) 392-1054


Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X         No

                             PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                               CONSOLIDATED BALANCE SHEETS
                                                           June 30,
                                                             1994            December 31,
                                                         (Unaudited)             1993

                                         ASSETS
Real estate, at cost:
  Buildings and improvements                            $ 57,355,916        $ 57,129,839
  Land and land improvements                              14,917,159          14,917,159
                                                          72,273,075          72,046,998
  Accumulated depreciation                                22,377,625          20,687,639
                                                          49,895,450          51,359,359

Cash and short-term investments, at cost
  which approximates market                                5,473,957           3,642,942
Deferred expenses, net                                     1,832,758           1,823,559
Accounts receivable                                        1,252,985           1,184,355
Other assets                                                 298,034             374,790

                                                        $ 58,753,184        $ 58,385,005


                      LIABILITIES AND PARTNERS' CAPITAL DEFICIENCY


Mortgage notes payable                                  $ 57,891,166        $ 57,844,135
Accounts payable and accrued expenses                      3,331,090           3,746,933
Due to affiliates                                          5,683,478           5,532,001
Other liabilities                                            686,889             642,908
Excess of distributions and losses over
 cost of investment in unconsolidated partnerships         5,990,580           5,624,202
Minority interests                                         2,260,373           2,169,470

                                                          75,843,576          75,559,649

Partners' capital deficiency:
  General partners                                        (3,212,658)         (3,216,028)
  Limited partners ($1,000 per Unit,
     78,594 Units issued)                                (13,877,734)        (13,958,616)
          Total partners' capital deficiency             (17,090,392)        (17,174,644)

                                                        $ 58,753,184        $ 58,385,005


See accompanying notes to consolidated financial statements.
/TABLE

                              DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                           Three and six months ended June 30, 1994 and 1993

                                              (Unaudited)

                                             Three months ended             Six months ended
                                                  June 30,                      June 30,
                                            1994           1993            1994          1993
Revenues:
  Hotel operating                         $ 6,401,104     $ 5,764,351     $14,521,154     $12,991,267
  Rental                                      530,421       1,537,915       1,061,509       3,042,480
  Interest and other                           15,507          58,094          56,871          81,732
                                            6,947,032       7,360,360      15,639,534      16,115,479


Expenses:
  Hotel operating                           4,929,960       4,830,520     10,400,493       10,042,690
  Interest                                  1,294,063       2,036,136      2,551,720        3,891,870
  Property operating                          131,225         534,907        273,452        1,094,989
  Depreciation                                844,992       1,137,111      1,689,985        2,280,316
  Amortization                                 85,185         133,654        170,369          259,110
  Equity in net (income) losses of
    unconsolidated partnerships                66,293         (12,042)       271,568          161,758
  General and administrative                   98,284          95,041        197,595          185,569
                                            7,450,002       8,755,327     15,555,182       17,916,302

Income (loss) before minority interest       (502,970)     (1,394,967)        84,352       (1,800,823)

Minority interest in losses (income)
  of consolidated partnerships                 10,607          24,274           (100)          28,515

         Net income (loss)                $  (492,363)    $(1,370,693)   $    84,252      $(1,772,308)

Net income (loss) per Unit of limited
  partnership interest                        $ (6.01)        $(16.74)       $  1.03          $(21.65)


See accompanying notes to consolidated financial statements.
/TABLE

                       DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL DEFICIENCY

                             Six months Ended June 30, 1994

                                       (Unaudited)



                                            Limited           General
                                            Partners          Partners          Total
Partners' capital deficiency
  at January 1, 1994                     $(13,958,616)      $(3,216,028)    $(17,174,644)

Net income                                     80,882             3,370           84,252

Partners' capital deficiency
  at June 30, 1994                       $(13,877,734)      $(3,212,658)    $(17,090,392)


See accompanying notes to consolidated financial statements.
/TABLE

                       DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Six Months Ended June 30, 1994 and 1993

                                       (Unaudited)

                                                               1994              1993
Cash flows from operating activities:
  Net income (loss)                                        $    84,252   $    (1,772,308)
  Adjustments to reconcile net income (loss) to
  net cash flow from operating activities:
     Depreciation and amortization                           1,860,354         2,539,426
     Equity in net losses of unconsolidated Partnerships       271,568           161,758
     Minority interests in joint ventures' operations              100           (28,504)
     Minority interests in joint ventures' distributions            -           (125,000)
     Minority interests in joint ventures' contributions        90,803              -

  Decrease (increase) in:
     Accounts receivable                                       (68,630)            2,798
     Deferred expenses                                        (179,567)          (59,188)
     Other assets                                               76,756          (141,857)

  Increase (decrease) in:
     Accounts payable and accrued expenses                    (415,843)         (499,895)
     Due to affiliates                                         (30,432)           85,117
     Other liabilities                                          43,981           115,807

Net cash provided by operating activities                    1,733,342           278,154

Cash flows from investing activities:
  Investments in real estate                                  (226,077)         (443,154)
  Distribution from unconsolidated partnerships                 94,810              -

Net cash used in investing activities                         (131,267)         (443,154)

Cash flows from financing activities:
  Proceeds from mortgage notes payable                          47,031            66,389
  Borrowings from affiliates                                   181,909           674,689

Net cash provided by financing activities                      228,940           741,078

Increase in cash and short-term investments                  1,831,015           576,078

Cash and short-term investments at beginning of period       3,642,942         2,839,481

Cash and short-term investments at end of period           $ 5,473,957       $ 3,415,559

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $ 2,230,054       $ 3,758,834

See accompanying notes to consolidated financial statements.
/TABLE

                       DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                       Notes to Consolidated Financial Statements
                                       (Unaudited)


1.  The Partnership and Current Operations

    Dean Witter Realty Growth Properties, L.P. (the "Partnership") was formed as a limited partnership in 1985 under the laws of the State of Delaware. The Managing General Partner of the Partnership is Dean Witter Realty Growth Properties Inc., which is wholly-owned by Dean Witter Realty Inc. ("Realty").

    Assets of the Partnership are subject to substantial leverage. All mortgage notes payable are secured by the real estate and are not general obligations of the Partnership.

    The Partnership's investment in Braker Center is expected to generate sufficient funds to satisfy the properties' operating cash and debt service requirements. However, a loan financing an investment at Braker Center matured in 1993, but has not been repaid and is therefore in technical default. The Partnership is continuing to pay debt service on this loan and is negotiating an extension and modification.

    The Partnership's current cash balances are being reserved primarily for (1) the replacement of certain furniture, fixtures and equipment and working capital at the hotel which it is required to maintain pursuant to the hotel management agreement, and (2) loan restructuring costs, the cost of tenant improvements and leasing commissions at the Peninsula Office Park investment, at which there is a property-specific cash reserve, the disposition of which is subject to the approval of both the Partnership and its joint venture partner. Other than these reserves, the Partnership's current cash reserves are nominal.

    The financial statements include the accounts of the Partnership,
    Bayport   Ltd.'s investment in the Bayport hotel, and Braker
    Associates on a consolidated basis. The Partnership's interest in Peninsula/DW Associates and, effective July 19, 1993, the
    Partnership's investment in the Bayport office building are accounted for on the equity method.

    The partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

    Net income (loss) per Unit amounts are calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of units outstanding.

    In the opinion of the Managing General Partner, the accompanying financial statements reflect all adjustments necessary to present fairly the results for the interim periods.

                    DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

2.  Real Estate and Investments in Partnerships

    In May 1994, the Partnership completed an extension and modification agreement for mortgage loans on the Peninsula Office Park Properties with principal balances aggregating $41,380,198 as of June 30, 1994, which had matured in December 1993. Under this agreement, the lender agreed to reduce the interest accrual and pay rates under the loans to 9.5%, and 8.25%, respectively, and to extend the maturity dates to December 1, 1996. The borrowers may further extend the maturity dates of the modified loans if they make partial paydowns of the mortgage debt. If the Partnership fails to repay the loans at maturity, it has agreed not to file for bankruptcy or contest any foreclosure proceedings brought by the lender.

    During the loan term, the borrowers are prohibited from making cash distributions to the Partnership and the Partnership's joint venture partner.

    The Partnership's investment in Braker Center is expected to generate sufficient funds to satisfy the property's operating cash and debt service requirements. However, a $4.1 million mortgage loan encumbering the 150,000 square foot warehouse facility matured in December 1993, but has not been repaid and is in technical default. The Partnership has continued to pay debt service on this loan and is currently negotiating an extension and modification with the lender.

3.  Related Party Transactions

    The Partnership borrowed funds from an affiliate of Realty to fund property operating deficits and capital expenditures at certain properties. Interest expense, calculated at the prime rate, was $86,481 and $58,364 for the six months ended June 30, 1994 and 1993, respectively. The prime rate was 7.25% at June 30, 1994. At June 30, 1994 and 1993 the balances due to the affiliate including accrued interest were $2,720,207 and $2,233,962.

    Additionally, in conjunction with a 1991 refinancing of the hotel at Bayport Plaza, an affiliate of Realty guaranteed a maximum of $5,350,000 of the first mortgage debt. Advances made by the guarantor to the first mortgage lender under this guaranty (which constitute loans from the guarantor to the Partnership which must be repaid by the Partnership) equalled $2,166,098 through June 30, 1994 and 1993. Consequently, the remaining liability of the guarantor to the lender under the guaranty as of June 30, 1994 was $3,183,902. Taking into account interest accruals, at the prime rate, as a result of these advances under the guaranty, the Partnership owed the guarantor $2,520,752 and $2,362,546 as of June 30, 1994 and
    1993, respectively. No portion of this indebtedness to the affiliate has been repaid to date.

                    DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

    The Managing General partner is entitled to receive a management fee based on a percentage of distributable cash. The Managing General Partner did not receive a fee for the quarters ended June 30, 1994 or 1993. As of June 30, 1994 and 1993 $423,263 remained unpaid.

    An affiliate of the Managing General Partner performs administrative functions and processes certain investor and tax information on behalf of the Partnership. For the six months ended June 30, 1994 and 1993, the affiliate incurred $113,472 and $116,718, respectively for these services.

    An affiliate of the Partnership's joint venture partner at Braker Center had funded shortfall loans to the property. As of June 30, 1994 and 1993, the balances due to the affiliate were $19,254 and $213,686, respectively.

    Entities controlled by officers of Realty have earned approximately $36,000 and $77,000 respectively, for the six months ended June 30, 1994 and 1993 for providing asset management services. In May 1994, the affiliate agreed to terminate these fees or transfer them to the partnerships.

                    DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Liquidity and Capital Resources

     The Partnership raised $78,594,000 in a public offering which was terminated in 1986. The Partnership has no plans to raise additional capital.

     The Partnership used the proceeds from the offering to make leveraged investments in four properties (one of which was lost through foreclosure in July 1992). No additional investments are planned.

     Most real estate markets are stabilizing or gradually improving. No dramatic turnarounds are forecast for the second half of 1994. Continued absence of significant construction activity is the primary reason for market improvement. Office properties are still not in demand but the suburban office market appears to be strengthening as prices are well below replacement costs.

     Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

     The Partnership's liquidity also depends upon the operating cash flow of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space.

     The Partnership's current cash balances are being reserved primarily for (1) the replacement of certain furniture, fixtures and equipment and working capital at the hotel which it is required to maintain pursuant to the hotel management agreement, and (2) loan restructuring costs, the cost of tenant improvements and leasing commissions at the Peninsula Office Park investment, at which there is a property-specific cash reserve, the disposition of which is subject to the approval of both the Partnership and its joint venture partner. Other than these reserves, the Partnership's current cash reserves are nominal.

     As of June 30, 1994, the Partnership has borrowed $5,240,959, including accrued and unpaid interest, from an affiliate of the Managing General Partner.

     The Partnership has omitted its distribution to the Partners since the fourth quarter of 1990 and does not expect to pay a distribution in 1994. As of June 30, 1994, the General Partners have deferred cash distributions totaling $262,316.

     As of June 30, 1994 and 1993, the Partnership had loans outstanding with the Peninsula Office Park investment of $170,222, which bear interest at the prime rate plus 1%.

Operations

     Fluctuations in the Partnership's operating results for the three and six-month periods ended June 30, 1994, as compared to the comparable periods in 1993 are primarily attributable to the following:

     Hotel operating revenue increased as a result of an increased average daily room rate, higher occupancy and an increase in food and beverage income. The hotel's average occupancy rate was 74% for the first six months of 1994 as compared to 71% for the first half of 1993. The increase in occupancy was primarily related to an increase in group room sales. Food and beverage revenue increased primarily due to greater banquet sales, in-room dining sales and outlet beverage sales. The higher operating revenue led to higher occupancy-related costs and food and beverage costs.

     The decrease in rental income, property operating expenses, interest expense, depreciation and amortization is attributable to the change from consolidation to the equity method of accounting for the Partnership's investment in the Bayport Plaza office building in July 1993, and the sale of a building at Braker Center in October 1993.

     Equity in net losses of partnerships increased in 1994 as compared to 1993 as a result of decreased rental revenue at Peninsula Office Park.

     Minority interest in income (losses) of consolidated partnerships decreased in the first half of 1994 as compared to 1993 primarily as a result of increased income at the hotel and the change from consolidation to the equity method of accounting for the partnership's investment in the Bayport Plaza office building.

     A summary of the hotel, office and warehouse/research and development building markets where the Partnership properties are located and the performance of each property is as follows:

     The hotel market in the Westshore area of Tampa Bay continued to improve during the first six months of 1994 as a result of improvements in the economy and lack of new supply. As described above, the hotel's revenues for the six months ended June 30, 1994 have increased. The Bayport Plaza office building located in the same project as the hotel, is in a highly-competitive office market due to overbuilding. The current market vacancy rate for class A office space in the Westshore area of Tampa Bay is approximately 12%. During the second quarter of 1994, occupancy at the property remained at 90%.

     Braker Center, located in the Austin industrial market, consists of four office/research and development buildings and two bulk warehouses. The office/research and development market in Austin is overbuilt; however, demand for bulk warehouse space in Austin is strong. During the second quarter of 1994, the project's overall occupancy remained at 97%.

     The office market in San Mateo, California, the location of Peninsula Office Park, is an improving market characterized by declining vacancy rates, steady leasing activity, diminishing availability of space greater than 20,000 square feet, and no new speculative construction. In the second quarter of 1994, occupancy at the property remained approximately 95%.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

                    DEAN WITTER REALTY GROWTH PROPERTIES, L.P.





PART II - OTHER INFORMATION

Item 1.     Legal Proceedings - not applicable.

Item 2.     Changes in Securities - not applicable.

Item 3.     Defaults upon Senior Securities - not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders -
             not applicable.

Item 5.     Other Information - not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

       a)   Exhibits - not applicable.

       b)   Reports on Form 8-K - not applicable.

                    DEAN WITTER REALTY GROWTH PROPERTIES, L.P.




                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              DEAN WITTER REALTY GROWTH
                                              PROPERTIES, L.P.


                                        By:   Dean Witter Realty Growth
                                                Properties Inc.
                                              Managing General Partner



Date:  August 15, 1994                  By:   /s/E. Davisson Hardman, Jr.
                                              E. Davisson Hardman, Jr.
                                              President



Date:  August 15, 1994                  By:   /s/Lawrence Volpe
                                              Lawrence Volpe
                                              Controller
                                              (Principal Financial and
                                              Accounting Officer)