Form 10-Q
period 1994-09-30
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1994-11-14
CIK 765923

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended September 30, 1994

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

                               CONSOLIDATED BALANCE SHEETS
                                                        September 30,
                                                             1994            December 31,
                                                         (Unaudited)             1993

                                         ASSETS
Real estate, at cost:
  Buildings and improvements                            $ 57,850,954        $ 57,129,839
  Land and land improvements                              14,917,159          14,917,159
                                                          72,768,113          72,046,998
  Accumulated depreciation                                23,237,680          20,687,639
                                                          49,530,433          51,359,359

Cash and short-term investments, at cost
  which approximates market                                5,039,675           3,642,942
Deferred expenses, net                                     1,765,798           1,823,559
Accounts receivable                                        1,358,519           1,184,355
Other assets                                                 314,563             374,790

                                                        $ 58,008,988        $ 58,385,005


                      LIABILITIES AND PARTNERS' CAPITAL DEFICIENCY


Mortgage notes payable                                  $ 57,911,229        $ 57,844,135
Accounts payable and accrued expenses                      3,703,591           3,746,933
Due to affiliates                                          5,784,573           5,532,001
Other liabilities                                            658,210             642,908
Excess of distributions and losses over
 cost of investment in unconsolidated partnerships         6,326,631           5,624,202
Minority interests                                         2,229,128           2,169,470

                                                          76,613,362          75,559,649

Partners' capital deficiency:
  General partners                                        (3,273,217)         (3,216,028)
  Limited partners ($1,000 per Unit,
     78,594 Units issued)                                (15,331,157)        (13,958,616)
          Total partners' capital deficiency             (18,604,374)        (17,174,644)

                                                        $ 58,008,988        $ 58,385,005

See accompanying notes to consolidated financial statements.

[FN]

                              DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                        Three and nine months ended September 30, 1994 and 1993

                                              (Unaudited)

                                             Three months ended             Nine months ended
                                               September 30,                  September 30,
                                            1994           1993            1994          1993
Revenues:
  Hotel operating                         $ 5,297,067     $ 4,792,168     $19,818,221     $17,783,435
  Rental                                      551,920         747,933       1,613,429       3,790,413
  Interest and other                           30,073          83,805          86,944         165,537
                                            5,879,060       5,623,906      21,518,594      21,739,385


Expenses:
  Hotel operating                           4,631,065       4,354,044     15,031,558       14,396,734
  Interest                                  1,309,050       1,581,525      3,860,770        5,473,395
  Property operating                          124,508         240,402        397,960        1,335,391
  Depreciation                                860,055         960,388      2,550,040        3,240,704
  Amortization                                 70,572          68,377        240,941          327,487
  Equity in net losses of
    unconsolidated partnerships               336,051         307,104        607,619          468,862
  General and administrative                   92,985         329,029        290,580          514,598
                                            7,424,286       7,840,869     22,979,468       25,757,171

Loss before minority interest              (1,545,226)     (2,216,963)    (1,460,874)      (4,017,786)

Minority interest in losses of
  consolidated partnerships                    31,244          34,939         31,144           63,454

         Net loss                         $(1,513,982)    $(2,182,024)   $(1,429,730)     $(3,954,332)

Net loss per Unit of limited
  partnership interest                        $(18.49)        $(26.65)       $(17.46)         $(48.30)














See accompanying notes to consolidated financial statements.

[FN]

                       DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL DEFICIENCY

                          Nine months Ended September 30, 1994

                                       (Unaudited)



                                            Limited           General
                                            Partners          Partners          Total
Partners' capital deficiency
  at January 1, 1994                     $(13,958,616)      $(3,216,028)    $(17,174,644)


Net loss                                   (1,372,541)          (57,189)      (1,429,730)

Partners' capital deficiency
  at September 30, 1994                  $(15,331,157)      $(3,273,217)    $(18,604,374)

























See accompanying notes to consolidated financial statements.

[FN]

                       DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Nine Months Ended September 30, 1994 and 1993

                                       (Unaudited)
                                                               1994              1993
Cash flows from operating activities:
  Net loss                                                 $(1,429,730)  $    (3,954,332)
  Adjustments to reconcile net loss to net
  cash flow from operating activities:
     Depreciation and amortization                           2,790,981         3,568,191
     Equity in net losses of unconsolidated Partnerships       607,619           468,862
     Minority interests in joint ventures' operations          (31,144)          (63,454)

  Decrease (increase) in:
     Accounts receivable                                      (174,164)         (190,667)
     Deferred expenses                                        (183,180)         (225,162)
     Other assets                                               60,227            91,363

  Increase (decrease) in:
     Accounts payable and accrued expenses                     (43,342)           19,893
     Due to affiliates                                         (30,432)           90,238
     Other liabilities                                          15,302           114,033

Net cash provided by (used in) operating activities          1,582,137           (81,035)

Cash flows from investing activities:
  Investments in real estate                                  (721,115)         (721,377)
  Distribution from unconsolidated partnerships                 94,810              -
  Minority interests in joint ventures' distributions             -             (125,000)
  Additional investment by minority interests                   90,803              -

Net cash used in investing activities                         (535,502)         (846,377)

Cash flows from financing activities:
  Proceeds from mortgage notes payable                          67,094           114,785
  Borrowings from affiliates                                   283,004           983,722

Net cash provided by financing activities                      350,098         1,098,507

Increase in cash and short-term investments                  1,396,733           171,095

Cash and short-term investments at beginning of period       3,642,942         2,839,481

Cash and short-term investments at end of period           $ 5,039,675       $ 3,010,576

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $ 3,181,814       $ 5,683,128

See accompanying notes to consolidated financial statements.

[FN]

                       DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      Nine Months Ended September 30, 1994 and 1993

                                       (Unaudited)

                                                              1994               1993

Supplemental disclosure of non-cash investing activities:

Change from consolidation to equity accounting:
     Accounts receivable                                 $      -           $  2,298,445
     Real estate, net                                           -             20,385,700
     Deferred expenses, net                                     -                658,887
     Other assets                                               -               (111,485)
     Accounts payable and accrued expenses                      -             (4,001,304)
     Mortgage note payable                                      -            (24,607,271)
     Other liabilities                                          -                (83,587)
     Excess of distributions and losses over
       cost of investment in partnerships                       -              3,823,503
     Minority interests                                         -              1,637,112
                                                          $     -           $     -






















See accompanying notes to consolidated financial statements.

[FN]

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

    The Partnership's current cash balances are being reserved primarily for
    (1) the replacement of certain furniture, fixtures and equipment and working capital at the hotel which it is required to maintain pursuant to the hotel management agreement, and (2) the cost of tenant improvements and leasing commissions at the Peninsula Office Park investment, at which there is a property-specific cash reserve, the disposition of which is subject to the approval of both the Partnership and its joint venture partner. Other than these reserves, the Partnership's current cash reserves are nominal.

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

    Net loss per Unit amounts are calculated by dividing net loss allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of units outstanding.

    In the opinion of the Managing General Partner, the accompanying financial statements reflect all adjustments necessary to present fairly the results for the interim periods.

2.  Real Estate and Investments in Partnerships

    In May 1994, the Partnership completed an extension and modification agreement for mortgage loans on the Peninsula Office Park Properties which matured in December 1993. Under this agreement, the lender agreed to reduce the interest accrual and pay rates under the loans to 9.5%, and 8.25%, respectively, and to extend the maturity dates to December
    1, 1996. The borrowers may further extend the maturity dates of the modified loans if they make partial paydowns of the mortgage debt.

    If the Partnership fails to repay the loans at maturity, it has agreed not to file for bankruptcy or contest any foreclosure proceedings brought by the lender.

    During the loan term, the borrowers are prohibited from making cash distributions to the Partnership and the Partnership's joint venture partner. The principal balances of these loans totalled approximately $41.5 million as of September 30, 1994.

    In October 1994, the Partnership completed an extension and modification agreement for the $4,1 million mortgage loan encumbering the 150,000 square foot warehouse facility at Braker Center, which had matured in December 1993. The loan maturity date will be extended to July 1, 1995, and the interest rate will remain at 9.109% per annum with monthly payments of principal and interest of $43,000 payable through maturity. Further, additional interest of approximately $128,000 will be due should the loan not be paid on or prior to maturity.

    In addition, in October 1994, the Partnership transferred its ownership interest in the partnership which owns the 87,500 square foot warehouse building encumbered by a $2.9 million mortgage loan at Braker Center to its joint venture partner at Braker Center. In exchange, the Partnership received the joint venture partner's ownership interests in the partnerships which own the 150,000 square foot warehouse building, encumbered by the $4.1 million mortgage loan described above, and the additional developable land at Braker Center.

3.  Related Party Transactions

    The Partnership borrowed funds from an affiliate of Realty to fund property operating deficits and capital expenditures at certain properties. Interest expense, calculated at the prime rate, was $138,952 and $88,490 for the nine months ended September 30, 1994 and 1993, respectively. The prime rate was 7.75% at September 30, 1994. At September 30, 1994 and 1993 the balances due to the affiliate including accrued interest were $2,772,678 and $2,502,512.

    Additionally, in conjunction with a 1991 refinancing of the hotel at Bayport Plaza, an affiliate of Realty guaranteed a maximum of $5,350,000 of the first mortgage debt. Advances made by the guarantor to the first mortgage lender under this guaranty (which constitute loans from the guarantor to the Partnership which must be repaid by the Partnership) equalled $2,166,098 through September 30, 1994 and 1993. Consequently, the remaining liability of the guarantor to the lender under the guaranty as of September 30, 1994 was $3,183,902. Taking into account interest accruals, at the prime rate, as a result of these advances under the guaranty, the Partnership owed the guarantor $2,569,378 and $2,403,029 as of September 30, 1994 and 1993, respectively. No portion of this indebtedness to the affiliate has been repaid to date.

    The Managing General partner is entitled to receive a management fee based on a percentage of distributable cash. Because there was no distributable cash flow, the Managing General Partner did not receive a fee for the quarters ended September 30, 1994 or 1993. As of September 30, 1994 and 1993 $423,263 remained unpaid.

    An affiliate of the Managing General Partner performs administrative functions and processes certain investor and tax information on behalf of the Partnership. For the nine months ended September 30, 1994 and 1993, the affiliate incurred $170,208 and $170,456, respectively for these services.

    An affiliate of the Partnership's joint venture partner at Braker Center had funded shortfall loans to the property. As of September 30, 1994 and 1993, the balances due to the affiliate were $19,254 and $213,686, respectively.

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

     Many real estate markets are stabilizing or improving primarily due to the continued absence of significant construction activity. The recovery of the office market, however, will be slow because tenant demand is weak as a result of continued downsizing by many major corporations. Improvement in the economy and a lack of new construction in the hotel market is slowly resulting in increased occupancy and room rates.

     Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

     The Partnership's liquidity depends upon the operating cash flow of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space.

     The Partnership's current cash balances are being reserved primarily for (1) the replacement of certain furniture, fixtures and equipment and working capital at the hotel which it is required to maintain pursuant to the hotel management agreement, and (2) the cost of tenant improvements and leasing commissions at the Peninsula Office Park investment, at which there is a property-specific cash reserve, the disposition of which is subject to the approval of both the Partnership and its joint venture partner. Other than these reserves, the Partnership's current cash reserves are nominal.

     As of September 30, 1994, the Partnership has borrowed $5,342,056, including accrued and unpaid interest, from an affiliate of the Managing General Partner.

     The Partnership has omitted its distribution to the Partners since the fourth quarter of 1990 and does not expect to pay a distribution in 1994. As of September 30, 1994, the General Partners have deferred cash distributions totaling $262,316.

     As of September 30, 1994 and 1993, the Partnership had loans outstanding with the Peninsula Office Park investment of $170,222, which bear interest at the prime rate plus 1%.


Operations

     Fluctuations in the Partnership's operating results for the three and nine-month periods ended September 30, 1994, as compared to 1993 are primarily attributable to the following:

     Hotel operating revenue increased as a result of an increased average daily room rate, higher occupancy and an increase in food and beverage income. The hotel's average occupancy rate was 69% for the first nine months of 1994 as compared to 65% for the first nine months of 1993. The increase in occupancy was primarily related to an increase in group room sales. Food and beverage revenue increased primarily due to greater banquet sales, in-room dining sales and outlet beverage sales. The higher operating revenue led to higher occupancy-related costs and food and beverage costs.

     The decreases in rental income, property operating expenses, interest expense, and depreciation are attributable to the change from consolidation to the equity method of accounting for the Partnership's investment in the Bayport Plaza office building in July 1993, and the sale of a building at Braker Center in October 1993.

     Equity in net losses of partnerships increased in 1994 as compared to 1993 as a result of decreased rental revenue at Peninsula Office Park.

     The decreases in general and administrative expense are primarily attributable to legal fees incurred in connection with the restructuring of the Bayport Plaza Office building investment during the third quarter of 1993.

     Minority interest in losses of consolidated partnerships decreased during the first nine months of 1994 as compared to 1993 primarily as a result of increased income at the hotel and the change from consolidation to the equity method of accounting for the partnership's investment in the Bayport Plaza office building.

     A summary of the hotel, office and warehouse/research and development building markets where the Partnership properties are located and the performance of each property is as follows:

     The hotel market in the Westshore area of Tampa Bay continued to improve during the nine months ended September 30, 1994 as a result of improvements in the economy and lack of new supply. As described above, the hotel's revenues for the nine months ended September 30, 1994 have increased. The Bayport Plaza office building located in the same project as the hotel, is in an improved office market due to a lack of new construction. The current market vacancy rate for class A office space in the Westshore area of Tampa Bay is approximately 11%. During the third quarter of 1994, occupancy at the property increased slightly from 90% to 91%.

     Braker Center, located in the Austin industrial market, consists of four office/research and development buildings and two bulk warehouses. The industrial building market in Austin continues to remain strong. The current market vacancy rate is 5%, which has resulted in new development of warehouse space. An estimated 559,000 square feet of new warehouse space is expected to be in various stages of completion in the Austin market by December 31, 1994. During the third quarter of 1994, the project's overall occupancy remained at 96%.

     The office market in San Mateo, California, the location of Peninsula Office Park, is an improving market characterized by declining vacancy rates, steady leasing activity, diminishing availability of space greater than 20,000 square feet, and no new speculative construction. In the third quarter of 1994, occupancy at the property decreased from 95% to 90%.

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


                                              DEAN WITTER REALTY GROWTH
                                              PROPERTIES, L.P.


                                        By:   Dean Witter Realty Growth
                                                Properties Inc.
                                              Managing General Partner



Date:  November 14, 1994                By:   /s/E. Davisson Hardman, Jr.
                                              E. Davisson Hardman, Jr.
                                              President



Date:  November 14, 1994                By:   /s/Lawrence Volpe
                                              Lawrence Volpe
                                              Controller
                                              (Principal Financial and
                                              Accounting Officer)