Form 10-K
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1995-03-31
CIK 765923

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                             FORM 10-K

[ X ]                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                            For the fiscal year ended December 31, 1994

                                                OR

[   ]                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from          to         .

                                Commission file Number   0-18151

                            DEAN WITTER REALTY GROWTH PROPERTIES, L.P.
               (Exact name of registrant as specified in governing instrument)

            Delaware                                         13-3286866
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

   2 World Trade Center, New York, NY                            10048
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (212) 392-1054

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
       None                                               None

Securities registered pursuant to Section 12(g) of the Act:

                              Units of Limited Partnership Interests
                                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes    X   .       No        .

Indicate by check mark if disclosure files pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of
the registrant.   Not Applicable

                                DOCUMENTS INCORPORATED BY REFERENCE
                                               None

PART I.

ITEM 1.       BUSINESS

     The Registrant, Dean Witter Realty Growth Properties, L.P. (the "Partnership") is a limited partnership formed in March 1985 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in income-producing commercial and residential properties.

     The Managing General Partner of the Partnership is Dean Witter Realty Growth Properties Inc., a Delaware corporation, which is wholly-owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Growth Associates, L.P., a Delaware limited partnership (the "Associate General Partner"), the general partner of which is the Managing General Partner. The Managing General Partner manages and controls all aspects of the Partnership's operations. The terms of transactions between the Partnership and its affiliates are set forth in Item 13 below.

     The Partnership issued 78,594 units of limited partnership interests (the "Units") with gross proceeds of $78,594,000. The offering has been terminated and no additional Units will be sold. The proceeds from the offering were used to make leveraged investments in three office properties (one of which was lost through foreclosure in 1992), an industrial park and a hotel. The properties are described in Item 2 below.

     The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is set forth in the Partnership's financial statements in Item 8 below.

     The Partnership's real property investments are subject to competition from similar types of properties located in the same geographic areas. In recent years, an oversupply condition has persisted nationally and many markets have experienced high vacancy rates. Currently, many real estate markets are beginning to stabilize primarily due to the continued absence of significant construction activity; however, the recovery is expected to be slow. Further information regarding competition in the markets where the Partnership's properties are located is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Partnership has no employees.

     All of the Partnership's business is conducted in the United States.

ITEM 2.       PROPERTIES.

     The Partnership's principal offices are located at Two World Trade Center, New York, New York, 10048. The Partnership has no other offices.

The Partnership owns, through partnership interests, the following property interests. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses.

                                           Net Rentable           Year(s)          Acquisition          Type of ownership
                                               Area             Completed/            Cost                 of land and
  Property, location and type               (000 sq. ft)         Acquired             ($000)               improvements
Bayport Plaza
 Tampa, FL                                                                                              45.8% indirect
   Office building1                             259             1984/1985           $26,206             General Partnership
                                                                                                        interest in a part-
                                                                                                        nership which owns
                                                                                                        the building.

  Hotel1                                     448 rooms          1985/1985           $11,178             91.6% indirect
                                                                                                        general partnership
                                                                                                        interest in a
                                                                                                        partnership which
                                                                                                        owns the hotel.
Braker Center, Phase III
  North Austin, TX
  Warehouse building1                          150              1985/1985            $3,848             99% General Part-
                                                                                                        nership interest.

  Four office/R&D buildings1                   100              1986/1985              -                49.5% indirect
                                                                                                        general part-
                                                                                                        nership interest in
                                                                                                        a partnership which
                                                                                                        owns the property.

  Land                                       28 acres             NA/1985           $10,108             99% general part-
                                                                                                        nership interest.

Peninsula Office Park1                          379          1972-82/1985            $6,026             49.9% indirect
  San Mateo, CA                                                                                         general part-
  Six office buildings                                                                                  nership interest
    and restaurant                                                                                      in two limited
                                                                                                        partnerships
                                                                                                        which own the
                                                                                                        buildings.


1. The property is subject to a mortgage loan. See note 6 to the consolidated financial statements in Item 8.

Each property has been built with on-site parking facilities.



ITEM 3.     LEGAL PROCEEDINGS.

      Neither the Partnership nor any of its properties is subject to any material pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                             PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

      An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the near future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow limited partners, (the "Limited Partners") to transfer their units.

      As of December 31, 1994 there were 6,175 holders of limited partnership interests.

      The Partnership is a limited partnership and, accordingly, does not pay dividends. However, the Partnership Agreement permits distributions of "Distributable Cash" to its partners. Pursuant to the Partnership Agreement, distributable cash from operations is to be paid 96% to the Limited Partners, after the Managing General Partner has received a management fee of 6.25% of distributable cash. The Managing General Partner did not receive a management fee in 1994, 1993 or 1992 because the Partnership did not pay a cash distribution in any of those years.

      Sale or refinancing proceeds will generally be distributed (i) to the Limited Partners until they have received a return of their capital contributions; (ii) to the General Partners until they have received
1.01% of the amount distributed to the Limited Partners; (iii) 99% of any remaining amounts to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative distributions in an amount sufficient to provide a 6% cumulative annual return on their adjusted capital contributions; and (iv) 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, not in excess of 3% of the aggregate gross sales prices of all properties. During the year ended December 31, 1994 and December 31, 1993, the Partnership did not distribute any sale or refinancing proceeds.

      Taxable income and tax loss generally are allocated to the partners in proportion to the distribution of distributable cash (after payment of the Managing General Partner's management fee) or sale or financing proceeds (or 96% to the Limited Partners and 4% to the General Partners if there is no distributable cash).

ITEM 6.    SELECTED FINANCIAL DATA.

The following sets forth a summary of selected financial data for the Partnership:
                                 Dean Witter Realty Growth Properties, L.P.
                                          Years ended December 31:
                                 1994             1993            1992             1991             1990

Total revenues               $ 28,095,985    $ 27,391,611     $ 28,243,603     $ 29,502,208     $ 28,204,143

Loss before extra-
  ordinary item              $ (1,105,050)   $ (5,550,240)    $ (6,421,433)    $ (7,331,621)    $ (9,154,344)

Extraordinary item           $       -       $       -        $    422,123     $       -        $       -

Net loss                     $ (1,105,050)   $ (5,550,240)    $ (5,999,310)    $ (7,331,621)    $ (9,154,344)

Per unit of Limited
  Partnership interest:

  Loss before extra-
    ordinary item            $     (13.50)   $     (67.79)    $     (78.44)    $     (89.55)    $    (111.82)

  Extraordinary gain         $        -      $        -       $       5.16     $       -        $       -

  Net loss                   $     (13.50)   $     (67.79)    $     (73.28)    $     (89.55)    $    (111.82)

  Cash distributions paid    $        -      $        -       $       -        $        -       $      20.00

Total assets                 $ 55,097,988    $  58,385,005    $  87,483,150    $100,445,904     $103,764,100

Long-term debt               $ 54,936,984    $  57,844,135    $  84,193,991    $ 92,305,541     $ 91,312,230

Note:        The above financial data should be read in conjunction with the consolidated financial statements and the related notes appearing in Item 8.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

        The Partnership raised $78,594,000 in a public offering which was terminated in 1986. The Partnership has no plans to raise additional capital.

        The Partnership used the proceeds from the offering to make leveraged investments in four properties (one of which was lost through foreclosure in July 1992). No additional investments are planned.



        Many real estate markets are stabilizing or improving, primarily due to the continued absence of significant construction activity. However, the recovery of the office market has been and may continue to be slow because tenant demand is weak as a result of continued downsizing by many major corporations. Increases in import/export sales could provide support for continuing absorption of space. Improvement in the economy and lack of new construction in the hotel market is slowly resulting in increased occupancy and room rates.

        Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

        The Partnership's liquidity depends upon cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. In 1994, all of the Partnership's property investments generated positive cash flow from operations.

        The Partnership's current cash balances are being reserved primarily for (1) the replacement of certain furniture, fixture and equipment and working capital reserves at the hotel which it is required to maintain pursuant to the hotel management agreement and (2) the cost of tenant improvements and leasing commissions at the Peninsula Office Park investment and at Braker Center at which there are also required cash reserves. Other than these reserves, the Partnership's current cash reserves are nominal.

        In May 1994, the partnerships that own the Peninsula Office Park properties completed an extension and modification agreement for mortgage loans on the properties. Under this agreement, the lender agreed to reduce the interest accrual and pay rates under the loans to 9.5%, and 8.25%, respectively, and to extend the maturity dates to December 1, 1996. The borrowers may further extend the maturity dates of the modified loans if they make partial paydowns of the mortgage debt. During the revised loan term, the borrowers are prohibited from making cash distributions to the Partnership and the Partnership's joint venture partner.

        The Partnership has lent $170,222 to the Peninsula Office Park investment as of December 31, 1994. The loan bears interest at the prime rate plus 1%.

        In October 1994, the Partnership completed an extension and modification agreement for the mortgage loan encumbering one of the warehouse facilities at Braker Center. See note 6 to the consolidated financial statements in Item 8.

        In December 1994, the partnership which owns the four office/R&D buildings at Braker Center was in default on its loan. The partnership has two general partners; i) L.S. Braker Associates ("Braker Associates"), a subsidiary of the Partnership, and ii) an unaffiliated partner. The unaffiliated general partner caused the partnership to file for protection under Chapter 11 of the United States Bankruptcy Code. Braker Associates had not consented to the filing and the unaffiliated general partner has initiated litigation to compel it to do so. The ultimate outcome of the partnership's Chapter 11 reorganization is uncertain.

        Hyatt Corporation manages the hotel at Bayport Plaza. Pursuant to the management agreement, the Partnership may terminate the agreement if the hotel does not achieve a defined level of operating profit for two consecutive years after the fifth year of operations. As of December 31, 1994, Hyatt has not met this performance standard, and therefore could be subject to termination. In 1994, the Partnership initiated legal action against Hyatt to enforce this provision and certain other provisions under the management agreement.

        As of December 31, 1994, the Partnership has borrowed $5,453,745 including accrued and unpaid interest from an affiliate of Realty. The loan bears interest at the prime rate (8.5% as of December 31, 1994).

        The Partnership has not paid a distribution to the Partners since the fourth quarter of 1990 and does not expect to pay a distribution in 1995. Through December 31, 1990, the General Partners have deferred receipt of cash distributions of $262,316.

        Operations

        Fluctuations in the Partnership's operating results for the year ended December 31, 1994, compared to 1993 and 1993 compared to 1992 are primarily attributable to the following:

        The hotel's operating revenue increased during 1994 as compared to 1993 as a result of an increased average daily room rate, higher occupancy and an increase in food and beverage income. The hotel's average occupancy rate was 69% in 1994 as compared to 62% in 1993. The increase in occupancy was primarily related to an increase in group room sales. Food and beverage revenue increased primarily due to greater banquet sales, in-room dining sales and outlet beverage sales. The higher operating revenue led to higher hotel operating expenses. The hotel's operating revenue increased during 1993 as compared to 1992 as a result of an increased average daily room rate of $113 during 1993 as compared to $107 during 1992 and an increase in food and beverage income.

        The decreases in rental income, property operating expenses, interest expense, depreciation and amortization in 1994 as compared to 1993 and 1993 as compared to 1992 are attributable to the change from consolidation to the equity method of accounting for the Partnership's investment in the Bayport Plaza office building in July 1993 and the sale of a building at Braker Center in October 1993.

        Interest and other income was higher in 1993 as compared to 1994 and 1992 primarily due to approximately $138,000 of lease cancellation fees received from two tenants at the Bayport Plaza office building in 1993.

        Equity in net losses of partnerships was lower in 1993 as compared to 1994 and 1992 as a result of lower rental revenue recognized at the Peninsula Office Park in 1993.

        General and administrative expenses were higher in 1993 as compared to 1994 and 1992 as a result of increased legal fees incurred in connection with the restructuring of the Bayport Plaza Office building investment in 1993.

        The loss on sale of real estate represents the loss from the sale of the warehouse distribution facility at Braker Center in October 1993.

        The extraordinary gain from early extinguishment of debt resulted from the foreclosure of the Carolina Place office building in July 1992.

        A summary of the hotel, office and warehouse/research and development building markets where the Partnership properties are located and the performance of each property is as follows:

        The hotel market in the Westshore area of Tampa Bay, FL continued to improve during 1994 as a result of improvements in the economy and a lack of new supply. As described above, revenues and profits at the Bayport Plaza Hyatt Regency Hotel increased in 1994.

        The Bayport Plaza Office Building, located in the same project as the Hotel, is in an improved office market due to a lack of new construction. The market vacancy rate for Class A buildings in the Westshore market is approximately 11%. However, the downtown Tampa market is significantly weaker, and may adversely impact the Westshore market. As of December 31, 1994, occupancy at the property was approximately 93%. The property is leased to 32 tenants including Prudential Insurance and the Federal Insurance Company whose leases expire in 2001 and 2000, respectively.

        Braker Center, located in the Austin, TX industrial market, consists of four office/research and development buildings and one bulk warehouse. The industrial building market in Austin continues to remain strong. The current market vacancy rate is 5%, which has resulted in new development of warehouse space. An estimated 559,000 square feet of new warehouse space is currently under construction. As of December 31, 1994, occupancy at the four office/research and development buildings is approximately 85% and the occupancy at the bulk warehouse is 100%. These buildings are leased to 17 tenants. Dell Computer, whose lease expires in 1996 is the major tenant.

        The office market in San Mateo, CA, the location of Peninsula Office Park, is an improving market characterized by declining vacancy rates, steady leasing activity, diminishing availability of space greater than 20,000 square feet, and no new speculative construction. As of December
31, 1994, occupancy at the six office buildings is approximately 96%. However, the 17,000 square foot restaurant is vacant. The property is leased to 35 tenants. Major tenants include USL Capital, whose lease expires in 1998.

        Inflation

        Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                  DEAN WITTER REALTY GROWTH PROPERTIES L.P.


                                                    INDEX

(a) Financial Statements
                                                                                                      Page
Independent Auditors' Report - 1994                                                                    11
Independent Auditors' Report 1993-1992                                                                 12
Consolidated Balance Sheets at December 31, 1994 and 1993                                              13
Consolidated Statements of Operations for the years ended                                              14
  December 31, 1994, 1993 and 1992
Consolidated Statements of Changes in Partners' Capital (Deficiency)                                   15
  for the years ended December 31, 1994, 1993 and 1992
Consolidated Statements of Cash Flows for the years ended                                             16-17
  December 31, 1994, 1993 and 1992
Notes to Consolidated Financial Statements                                                            18-30



(b) Financial Statement Schedule

Real Estate and Accumulated Depreciation                                         III                35-37










All other schedules have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

                                   Independent Auditors' Report



The Partners
Dean Witter Realty Growth Properties, L.P.:


We have audited the accompanying consolidated balance sheet of Dean Witter Realty Growth Properties, L.P. and consolidated partnerships (the "Partnership") as of December 31, 1994, and the related consolidated statements of operations, partners' capital and cash flows for the year then ended. Our audit also included financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Growth Properties, L.P. and consolidated partnerships as of December 31, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, financial statement schedule III, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                          Deloitte & Touche LLP
                                                       /s/Deloitte & Touche LLP


New York, New York
March 30, 1995

                                   Independent Auditors' Report




The Partners
Dean Witter Realty Growth Properties, L.P.


We have audited the accompanying consolidated balance sheet of Dean Witter Realty Growth Properties, L.P. and consolidated partnerships as of December 31, 1993 and the related statements of operations, changes in partners' capital (deficiency) and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dean Witter Realty Growth Properties, L.P. and consolidated partnerships as of December 31, 1993 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1993, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP
                                                       /s/ KPMG Peat Marwick LLP


New York, New York
March 25, 1994

                                 DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                                         CONSOLIDATED BALANCE SHEETS

                                         December 31, 1994 and 1993


                                ASSETS                                      1994                  1993
Real estate, at cost (notes 4, 6 and 7):
   Buildings and improvements                                           $ 55,690,646          $ 57,129,839
   Land and land improvements                                             13,161,632            14,917,159
                                                                          68,852,278            72,046,998
   Accumulated depreciation                                               22,452,497            20,687,639
                                                                          46,399,781            51,359,359

Cash and short-term investments, at cost,
   which approximates market ($2,768,168 and
   $1,402,604 restricted as of December 31,
   1994 and 1993, respectively)                                            4,706,167             3,642,942
Deferred expenses, net                                                     1,655,347             1,823,559
Accounts receivable                                                        1,870,771             1,184,355
Other assets                                                                 465,922               374,790
                                                                        $ 55,097,988          $ 58,385,005


                               LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Mortgage notes payable (note 6)                                         $ 54,936,984          $ 57,844,135
Accounts payable and accrued expenses (note 8)                             4,106,364             3,746,933
Due to affiliates (note 8)                                                 5,876,733             5,532,001
Other liabilities                                                            509,280               642,908
Excess of distributions and losses over
   cost of investments in partnerships (note 5)                            6,704,781             5,624,202
Minority interests (notes 4 and 5)                                         1,243,540             2,169,470
                                                                          73,377,682            75,559,649

Commitments and contingencies
   (notes 4, 6 and 7)

Partners' capital (deficiency):
   General partners                                                       (3,260,230)           (3,216,028)

   Limited partners ($1,000 per Unit,
      78,594 Units issued)                                               (15,019,464)          (13,958,616)

             Total partners' capital (deficiency)                        (18,279,694)          (17,174,644)


                                                                        $ 55,097,988          $ 58,385,005


See accompanying notes to consolidated financial statements.
/TABLE

                                 DEAN WITTER REALTY GROWTH PROPERTIES, L.P.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                Years ended December 31, 1994, 1993 and 1992
                                                              1994              1993              1992
Revenues:

  Hotel operating                                         $26,194,316       $23,255,423       $21,879,048
  Rental                                                    1,698,704         3,857,816         6,276,094
  Interest and other                                          202,965           278,372            88,461
                                                           28,095,985        27,391,611        28,243,603
Expenses:

  Hotel operating                                          20,025,474        19,113,649        18,377,630
  Interest (notes 6 and 8)                                  4,994,853         6,800,694         8,597,615
  Property operating                                          537,138         1,975,311         2,382,611
  Amortization                                                281,710           518,063           710,279
  Depreciation                                              2,129,520         3,031,354         3,470,875
  Equity in net losses of partnerships (note 5)               985,769           832,468           890,254
  General and administrative (note 8)                         274,198           453,699           368,188
                                                           29,228,662        32,725,238        34,797,452

Loss before minority interest                              (1,132,677)       (5,333,627)       (6,553,849)

  Minority interest in losses of
     consolidated partnerships                                 27,627           118,375           132,416


Loss before extraordinary item and loss on
     sale of real estate                                   (1,105,050)       (5,215,252)       (6,421,433)

  Loss on sale of real estate (note 4)                           -             (334,988)            -
  Loss before extraordinary item                           (1,105,050)       (5,550,240)       (6,421,433)

  Extraordinary item:
  Gain on early extinguishment of
     debt due to foreclosure (note 4)                            -                 -              422,123

Net loss                                                  $(1,105,050)      $(5,550,240)      $(5,999,310)

Per unit of limited partnership interest:
  Loss before extraordinary item                         $     (13.50)      $    (67.79)      $    (78.44)
  Extraordinary item                                                               -                 5.16
  Net loss                                               $     (13.50)      $    (67.79)      $    (73.28)

See accompanying notes to consolidated financial statements.
/TABLE

                                 DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                                Years ended December 31, 1994, 1993 and 1992



                                                      General              Limited
                                                      Partners             Partners               Total

Partners' capital (deficiency)
   at January 1, 1992                              $ (2,754,046)         $(2,871,048)         $ (5,625,094)

Net loss                                               (239,972)          (5,759,338)           (5,999,310)

Partners' capital (deficiency)
   at December 31, 1992                              (2,994,018)          (8,630,386)          (11,624,404)

Net loss                                               (222,010)          (5,328,230)           (5,550,240)

Partners' capital (deficiency)
  at December 31, 1993                               (3,216,028)         (13,958,616)          (17,174,644)

Net loss                                                (44,202)          (1,060,848)           (1,105,050)

Partners' capital (deficiency)
   at December 31, 1994                            $ (3,260,230)        $(15,019,464)         $(18,279,694)


See accompanying notes to consolidated financial statements.

                                 DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Years ended December 31, 1994, 1993 and 1992
                                                               1994             1993              1992
Cash flows from operating activities:
  Loss before extraordinary item                           $(1,105,050)     $(5,550,240)      $(6,421,433)
  Extraordinary item                                              -                -              422,123
    Net loss                                                (1,105,050)      (5,550,240)       (5,999,310)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                           2,411,230        3,549,417         4,181,154
     Minority interests in joint ventures'
       operations                                              (27,627)        (118,375)          (13,980)
     Equity in net losses of partnerships                      985,769          832,468           890,254
     Loss on sale of real estate                                  -             334,988             -
     Gain on early extinguishment of debt                         -                -             (422,123)
     Decrease (increase) in:
       Accounts receivable                                    (695,414)         802,814           112,004
       Deferred expenses                                      (253,181)        (301,397)         (561,217)
       Other assets                                            (91,132)           8,153           (28,689)

     Increase (decrease) in:
       Accounts payable and accrued expenses                   511,019          851,475         1,244,699
       Due to affiliates                                       344,732         (203,503)         (714,461)
       Other liabilities                                      (133,628)         248,666           317,695
       Minority interests                                     (350,795)            -                 -

Net cash provided by (used in) operating activities          1,595,923          454,466          (993,974)

Cash flows from investing activities:
  Gross proceeds from sale of real estate                         -           2,500,000             -
  Investment in real estate, net                              (589,225)      (1,276,231)       (1,161,236)
  Distributions from unconsolidated partnerships                94,810             -              151,696
  Minority interest in joint ventures'
     distributions                                             (46,000)        (125,000)             -
  Effect of change in cash from transfer of
     partnership interests                                     (25,932)             -                 -
  Effect of change in cash from
     consolidation to equity accounting                           -            (144,423)             -
  Additional investment by minority interest                    90,800             -                 -

Net cash (used in) provided by investing activities           (475,547)         954,346        (1,009,540)

Cash flows from financing activities:
  (Repayment of) proceeds from mortgage notes payable          (57,151)         157,415           340,360
  (Repayments of) proceeds from construction
     note payable                                                 -          (1,900,000)          274,735
  Borrowings from affiliates                                      -           1,137,234           924,837

Net cash (used in ) provided by financing activities           (57,151)        (605,351)        1,539,932

Increase (decrease) in cash and short-term
  investments                                                1,063,225          803,461          (463,582)
Cash and short-term investments at beginning
  of year                                                    3,642,942        2,839,481         3,303,063

Cash and short-term investments at end of year             $ 4,706,167      $ 3,642,942       $ 2,839,481

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $4,854,870      $ 6,149,991       $ 7,679,381

                                                  Continued
/TABLE

                                                               1994             1993              1992

Transfer of partnership interests:

     Real estate, net                                     $ 2,963,174       $      -          $      -
     Deferred expenses, net                                   139,683              -                 -
     Accounts receivable                                        9,002              -                 -
     Mortgage note payable                                 (2,850,000)             -                 -
     Accounts payable                                        (151,588)             -                 -
     Minority interests                                      (136,203)             -                 -
     Effect of change in cash from transfer
       of partnership interests                            $  (25,932)      $      -          $      -


Change from consolidation to equity accounting:

     Real estate, net                                       $     -         $21,813,229       $      -
     Deferred expenses, net                                       -             607,217              -
     Accounts receivable                                          -           1,806,742              -
     Other assets                                                 -              56,675              -
     Mortgage note payable                                        -         (24,607,271)             -
     Accounts payable and accrued expenses                        -          (2,417,382)             -
     Other liabilities                                            -             (81,504)             -
     Excess of distributions and losses
       over cost of investment in partnership                     -           1,186,284              -
     Minority interests                                           -           1,491,587              -
     Effect of change in cash from
       consolidation to equity accounting                   $     -          $ (144,423)       $     -

Supplemental disclosure of non-cash
  investing activities:
     Reduction of due to affiliates and
       real estate                                          $     -         $     -           $ 1,652,634
     Foreclosure of real estate:
       Balance due on mortgage loan                         $     -         $     -           $ 8,726,645
       Reduction of real estate                                   -               -            (7,700,827)
     Reductions in other assets,
       deferred expenses and accounts receivable                  -               -              (603,695)
                                                            $     -          $    -           $   422,123


See accompanying notes to consolidated financial statements.
/TABLE

                          DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                          Notes to Consolidated Financial Statements

                               December 31, 1994, 1993 and 1992

1. The Partnership and Current Operations

Dean Witter Realty Growth Properties, L.P. (the "Partnership") was formed as a limited partnership in 1985 under the laws of the State of Delaware. The Managing General Partner of the Partnership is Dean Witter Realty Growth Properties Inc., which is wholly-owned by Dean Witter Realty Inc. ("Realty").

In 1986, the Partnership issued 78,594 units of limited partnership interest (the "Units") for $78,594,000. No additional Units will be sold. The proceeds were used to make investments in income-producing office, industrial and hotel properties.

Assets of the Partnership are subject to substantial leverage. All mortgage notes payable are secured by the real estate and are not general obligations of the Partnership.

The Partnership's current cash balances are being reserved primarily for (1) the replacement of certain furniture, fixtures and equipment and working capital at the hotel which it is required to maintain pursuant to the hotel management agreement and (2) the cost of tenant improvements and leasing commissions at the Peninsula Office Park investment at which there is a property-specific cash reserve, the disposition of which is subject to the approval of both the Partnership and its joint venture partner. Other than these reserves, the Partnership's current cash reserves are nominal.

2. Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership, Bayport Ltd.'s investment in the Bayport hotel, and Braker Associates on a consolidated basis. The Partnership's interest in Peninsula/DW Associates and, effective July 19, 1993, Bayport Ltd's investment in the Bayport office building are accounted for on the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

The carrying value of real estate includes the purchase price paid by the Partnership and acquisition fees and expenses. Cost of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method over the estimated economic useful lives of the properties ranging from 10 to 40 years.

Deferred expenses consist of deferred asset supervisory fees which are amortized over the terms of the related agreements, deferred commitment fees which are amortized over related commitment periods, and leasing commissions which are amortized over the applicable lease terms.

The Partnership considers short-term investments with original maturities of three months or less to be cash equivalents.

Rental revenue is recognized on a straight-line basis.

Net loss per Unit amounts are calculated by dividing net loss allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, as the liability for such taxes is that of the partners rather than the Partnership.

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods and (b) rental income is recognized based on the payment terms in the applicable leases. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $5.9 million lower than the amounts reported for financial statement purposes.

3. Partnership Agreement

The Partnership agreement provides that the Limited Partners will receive 96% of distributable cash remaining after the Managing General Partner has received a management fee of 6.25% of distributable cash.

Sale or refinancing proceeds will generally be distributed (i) to the Limited Partners until they have received a return of their capital contributions; (ii) to the General Partners until the General Partners have received 1.01% of the amount distributed to the Limited Partners, and (iii) 99% of any remaining amounts to the Limited Partners and 1% to the General Partners, until the Limited Partners have received cumulative distributions sufficient to provide a 6% cumulative annual return on their adjusted capital contributions; and (iv) 85% to the Limited Partners after the Managing General Partner receives a brokerage fee not in excess of 3% of the aggregate gross sales prices of all properties.

Taxable income (loss) generally will be allocated to the partners in proportion to the distribution of distributable cash or sale or financing proceeds (or 96% to the Limited Partners and 4% to the General Partners if there is no distributable cash).

The Partnership did not pay a cash distribution to the Partners in 1994, 1993 or 1992. Through December 31, 1990, the General Partners have deferred receipt of cash distributions of $262,316.

4. Investments in Real Estate

Braker Center, Austin, Texas

The Partnership owns a 99% general partnership interest in L.S. Braker Associates ("Braker Associates"). A partnership consisting of current and former officers of Realty holds the remaining 1% interest. Braker Associates owned 50% interests in partnerships which owned three warehouses, four office/R&D buildings, and a parcel of developable land. In 1993, one of the warehouses, (which was subject to a $1.9 million mortgage at prime plus one-half percent), was sold at a loss of approximately $335,000. In October 1994, Braker Associates exchanged its partnership interest in one of the remaining warehouses for the interests of its joint venture partner in the other warehouse and the developable land.

Accordingly, at December 31, 1994, the Partnership owns one of the warehouses, the undeveloped land, and a 50% interest in the partnership (the "Office/R&D building partnership") which owns the four office/R&D buildings at the property.

The buildings owned by the Office/R&D Building partnership are encumbered by a $6.2 million mortgage loan which is cross-collateralized and cross-defaulted with loans on approximately 94 projects that are owned by the joint venture partner. Because certain of the projects failed to make scheduled principal payments, in December 1994, the lender declared a default. In January 1995, the joint venture partner caused the Office/R&D Building Partnership to file for protection under Chapter 11 of the United States Bankruptcy Code. Braker Associates has not consented to the filing and the joint venture partner has initiated litigation to compel it to do so. The ultimate outcome of the Office/R&D Building Partnership's Chapter 11 reorganization is uncertain.

Bayport Plaza Hotel, Tampa, Florida

The Bayport Plaza hotel is part of a mixed-use development consisting of an office building (see Note 5) and a Hyatt hotel. The Partnership owns a 99% general partnership interest in Bayport, Ltd.; a partnership consisting of current and former officers of Realty holds the remaining 1% interest. Bayport, Ltd. owns (after a preferential return as described below) a 92.5% partnership interest in the partnership which owns the hotel (the "Hotel Partnership"); affiliates of the developer of Bayport Plaza own the remaining 7.5%. The Partnership also owns a 46.25% interest in the partnership which owns the office building (the "Office Partnership"). See Note 5.

Net cash flow from the Hotel Partnership will generally be distributed 99% to Bayport, Ltd. and 1% to the developer until Bayport, Ltd. has received a 10% cumulative annual preferred return on the amount of its equity invested in the Hotel Partnership. The balance of any net cash flow will be distributed 92.5% to Bayport, Ltd. and 7.5% to the developer. Capital proceeds will generally be distributed: first, 100% to Bayport, Ltd., until it has received from all distributions a 10% annual return on the amount of its equity invested in the Hotel Partnership; second, 100% to Bayport, Ltd., until it has received an amount equal to its equity invested in the Hotel Partnership; third, 100% to Bayport, Ltd., in the event that the hotel has been previously disposed of by the other of such partnerships, an amount equal to its equity invested in the Office or Hotel Partnership that has not been theretofore returned to Bayport, Ltd.; thereafter, 92.5% to Bayport, Ltd. and 7.5% to the developer. Taxable income and losses will generally be allocated in accordance with distributions of net cash flow and capital proceeds.

An affiliate of Realty has provided a partial loan principal and operating deficit guarantee to the first mortgage lender on the hotel. See Note 8.

Hyatt Corporation manages the hotel at Bayport Plaza. Pursuant to the management agreement, the Partnership may terminate the agreement if the hotel does not achieve a defined level of operating profit for two consecutive years after the fifth year of operations. As of December 31, 1994, Hyatt has not met this performance standard, and therefore could be subject to termination. In 1994, the Partnership initiated legal action against Hyatt to enforce this provision and certain other provisions under the management agreement.

Carolina Place, Raleigh, North Carolina

This property, an office building and underlying land, did not generate sufficient cash flow to pay debt service in full. Accordingly, in July 1992, the first mortgage lender foreclosed on the property. Since the mortgage loan balance for this property exceeded its carrying costs, the foreclosure resulted in a non-cash gain of $422,123 which was reported as an extraordinary item.

5. Investments in and Advances to Partnerships

Bayport Plaza Office Building, Tampa, Florida

In July 1993, the Partnership completed the restructuring of the Office Partnership and the mortgage on the property. The Office Partnership received an equity contribution of approximately $6,700,000 from a third-party investor, which was used to pay down principal on the mortgage to $20,000,000 from $24,607,271, to establish reserves for future real estate taxes, and to pay overdue real estate taxes and certain other expenses aggregating approximately $1,900,000. The equity investor has also committed up to $2.3 million for future leasing costs and operating deficits. During 1994 the equity investor contributed approximately $621,000 pursuant to its commitment. The equity investor will receive a preferred return on its investment and a 50% participation in cash flow in excess of the preferred return.
In addition, the mortgage interest rate was reduced from 11.75% to 8.5% and the maturity was extended to September 1, 1999.

As a result of the restructuring, the third-party investor obtained a 50% interest in the Office Partnership, and the Partnership's interest in this partnership was reduced to 46.25%. Affiliates of the developer own the remaining 3.75%. The Partnership remains the managing general partner of the partnership, but the equity investor has the right to approve certain major decisions and financial policies of the partnership, and under certain circumstances, has the right to cause the partnership to sell the property after July 1998. Effective July 19, 1993, the Partnership ceased consolidating its investment in the Bayport Plaza office building partnership and began accounting for it on the equity method.

The third-party investor is entitled to a monthly minimum distribution from net cash flow equal to a 6% annual return on its invested capital in years one and two, and an 8.5% annual return on its invested capital thereafter. Thereafter, net cash flow will be distributed 20% to Bayport Ltd. and the developer, based on their respective partnership interests, and 80% to the third-party investor until the third-party investor has received an annual return (including the minimum distribution) of 12% on average capital, and thereafter, 50% to the third-party investor and 50% to Bayport Ltd. and the developer, based on Bayport Ltd's and the developer's respective partnership interests. Capital proceeds will generally be distributed: first, 100% to the third-party investor until it has received its capital and a 14% annual return thereon; second, to Bayport Ltd. and the developer until they have received distributions equal to those to the third-party investor; thereafter, to Bayport Ltd., the developer and the third-party investor in proportion to their partnership interests. Taxable income and losses will generally be allocated in accordance with distributions of net cash flow and capital proceeds.

As of December 31, 1994, the Partnership has contributed $9,145,691 to the Bayport Plaza Office Partnership.

The assets, liabilities and partner's capital (deficit) of the Office
Partnership are summarized as follows:
                                                                                    December 31,
                                                                            1994                   1993


       Assets
       Land and building, net                                          $20,055,060              $20,212,415
       Other (including cash and cash equivalents
         of $209,260 and $300,933)                                       2,596,587                2,873,906

       Total assets                                                    $22,651,647              $23,086,321

       Liabilities and Partners' Capital (Deficit)

       Mortgage notes payable                                          $20,000,000              $20,000,000
       Other liabilities                                                   479,884                  698,227
       Partners' capital (deficit)                                       2,171,763                2,388,094

       Total liabilities and
         partners' capital (deficit)                                   $22,651,647              $23,086,321

     The results of operations are summarized below:
                                                                            Years ended December 31,
                                                        1994                  1993                  1992
     Revenues

     Rental                                          $ 4,174,012          $ 3,489,860          $3,463,801


     Expenses

     Operating                                         1,496,912            1,661,761           1,364,069
     Interest                                          1,694,223            2,718,415           3,445,026
     Depreciation and amortization                     1,389,200            1,191,803           1,123,511
                                                       4,580,335            5,571,979           5,932,606

     Net loss                                        $  (406,323)         $(2,082,119)        $(2,468,805)

The accounting policies of the Office Partnership are consistent with those of the Partnership. The Partnership has determined that all leases relating to the Office Partnership are operating leases.

Peninsula Office Park

Peninsula/DW Associates, a general partnership owned 98% by the Partnership and 2% by former and current Realty officers and executives, owns a 49.9% general partnership interest in two limited partnerships (the "Joint Venture") which owns Peninsula Office Park, a corporate office park located in San Mateo, California. The remaining 50.1% interest in the Joint Venture is owned by the developer of Peninsula Office Park.

Net cash flow from operations of the Joint Venture and net proceeds from a sale or refinancing of the property are to be allocated to the Joint Venture partners in proportion to their ownership interests. For tax purposes, Peninsula/DW Associates will be entitled to receive all losses from the Joint Venture until its cumulative loss is equal to approximately $8,000,000, less any cash distributions previously
received.   Thereafter, profits and losses will be allocated to the
partners in proportion to their ownership interests. Profits and losses for tax purposes and net cash flow from operations and net proceeds from a sale or refinancing will be allocated to the partners in Peninsula/DW Associates in accordance with their partnership interests.

In May 1994, the joint venture completed an extension and modification agreement for the mortgage loans on the Peninsula Office Park properties which matured in December 1993. The lender agreed to reduce the interest accrual and pay rates under the loans from 9.875% to 9.5%, and from 9% to 8.25%, respectively, and to extend the maturity dates to December 1, 1996. The joint venture may further extend the maturity dates of the modified loans if they make partial paydowns of the mortgage debt. The Partnership paid a $400,000 fee to the lender as part of the restructuring.

If the joint venture fails to repay the loans at maturity, it has agreed not to file for bankruptcy or contest any foreclosure proceedings brought by the lender.

During the loan term, the joint venture is prohibited from making cash distributions to the Partnership and the Partnership's joint venture partner.

As of December 31, 1994 and 1993, the Partnership had lent the Joint Venture $170,222, at a rate of prime plus 1%. The prime rate as of December 31, 1994 was 8.5%.

The property's leases generally require tenants to pay their pro rata share of increases in operating expenses, including real estate taxes and maintenance costs over base year expenses. The remaining terms of the existing leases range from one to five years.

     The assets, liabilities and partners' capital (deficit) of the Joint Venture are summarized as follows:
                                                                                     December 31,
                                                                          1994                    1993
      Assets
      Land and building, net                                           $31,777,116            $31,960,301
      Other (including cash and cash equivalents
        of $3,444,428 and $4,537,604)                                    7,505,991              8,573,357

        Total assets                                                   $39,283,107            $40,533,658

      Liabilities and Partners' Capital (Deficit)

      Mortgage notes payable                                           $41,639,499            $41,332,170
      Other liabilities                                                  1,378,615              1,332,690

      Partners' capital (deficit)                                       (3,735,007)            (2,131,202)

        Total liabilities and
          partners' capital (deficit)                                  $39,283,107            $40,533,658

      The results of operations for the Joint Venture are summarized below:
                                                                           Years ended December 31,
                                                            1994                1993              1992
      Revenues

      Rental                                            $ 7,139,299         $ 8,036,461         $7,328,827
      Other                                                 173,956             216,319            209,636

                                                          7,313,255           8,252,780          7,538,463

      Expenses

      Operating                                           2,606,631           2,698,413          2,453,364
      Interest                                            3,965,753           3,942,166          3,954,189
      Depreciation and amortization                       2,158,136           2,720,618          2,355,132
                                                          8,730,520           9,361,197          8,762,685

      Net loss                                          $(1,417,265)        $(1,108,417)       $(1,224,222)

The accounting policies of the Joint Venture are consistent with those of the Partnership. The Partnership has determined that all leases relating to the Joint Venture are operating leases.

Activity in the excess of distributions and losses over cost of investments in partnerships is as follows:

                                                                           Year ended December 31,
                                                          1994                  1993                1992
        Investment at beginning
          of year                                    $ 5,624,202            $3,605,450          $2,563,500
        Equity in earnings                               985,769               832,468             890,254
        Distributions                                     94,810                  -                151,696
        Change from consolidation to
          equity accounting                                 -                1,186,284                 -
        Investment at end of year                    $ 6,704,781            $5,624,202         $ 3,605,450

The accounting policies employed by the joint venture are the same as those of the Partnership.

6.    Mortgage Notes Payable

      Mortgage notes payable are as follows:
                                                                                         December 31,
                                                                               1994               1993
      Mortgage note payable secured by the
      Bayport Plaza hotel: interest at
      7 3/4% through December 1994 and 9%
      thereafter, matures December 31, 1996;
      interest-only payable monthly through
      maturity.                                                             $45,000,000        $45,000,000

      Mortgage note payable secured by 4
      office/research & development buildings
      at Braker Center: interest at 10.9%
      with a minimum pay rate of 1.25% below
      the interest rate, matures December 31,
      1996; interest-only payable through
      maturity.  In default as of December 31,
      1994.  See Note 4.                                                      6,174,949          5,935,746

      Mortgage note payable secured by the
      warehouse at Braker Center: interest
      at 9.109%, matures July 1, 1995.
      Principal and interest of $43,000 is
      payable monthly through maturity.                                       3,762,035          4,058,389


      Mortgage note payable secured by the
      warehouse/distribution facility at
      Braker Center: interest at 9.85%.
      Note assumed by unaffiliated joint
      venture partner.  See Note 4.                                                -             2,850,000

                                                                            $54,936,984        $57,844,135

Future principal payments as of December 31, 1994 on the mortgage notes required during the next five years are $3,762,035 and $51,174,949 in 1995 and 1996, respectively.

7.    Leases

      Minimum future rents receivable under noncancellable operating leases as of December 31, 1994 are as follows:
      Year ending December 31
                        1995                                  $ 1,220,463
                        1996                                      682,370
                        1997                                      324,869
                        1998                                       87,455
                        1999                                       24,208
                        Total                                 $ 2,339,365

      The remaining terms of the leases range from less than one year to five years and generally provide for fixed minimum rent with rental escalation and/or expense reimbursement clauses.

8.    Related Party Transactions

      The Partnership borrowed funds from an affiliate of Realty to fund property operating deficits and capital expenditures at certain properties. Interest expense, calculated at the prime rate was $196,923, $127,331 and $108,496 for the periods ended December 31, 1994, 1993 and 1992, respectively. At December 31, 1994 and 1993 the balances due to the affiliate were $2,830,649 and $2,618,726, respectively.

      Additionally, in conjunction with a 1991 refinancing of the hotel at Bayport Plaza, an affiliate of Realty guaranteed a maximum of $5,350,000 of the first mortgage debt. Advances made by the guarantor to the first mortgage lender under this guaranty (which constitute loans from the guarantor to the Partnership which must be repaid by the Partnership) equalled $2,166,098 through December 31, 1994 and 1993. Consequently, the remaining liability of the guarantor to the lender under the guaranty as of December 31, 1994 was $3,183,902. Taking into account interest accruals, at the prime rate, as a result of these advances under the guaranty, the Partnership owed the guarantor $2,623,097 and $2,440,326 as of December 31, 1994 and 1993, respectively. No portion of this indebtedness to the affiliate has been repaid to date.

      The Managing General Partner is entitled to receive a management fee based on a percentage of distributable cash. Because there was no distributable cash flow, the Managing General Partner did not receive a fee for the years ended December 31, 1994, 1993 or 1992. As of December 31, 1994 and 1993 $422,987 remained unpaid.

      Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the years ended December 31, 1994, 1993 and 1992, Realty incurred fees of $178,160, $217,714, and 227,556, respectively for these services. As of December 31, 1994 and 1993, the balances due to Realty were $840,195 and $544,650, respectively.

      An affiliate of the Partnership's joint venture partner at Braker Center had funded shortfall loans to the property. In 1994, the balance due to the affiliate of $19,200 was repaid.

      Entities controlled by officers of Realty earned approximately $36,000, $85,000 and $96,000, respectively, for the years ended December 31, 1994, 1993 and 1992, for providing asset management services. In May 1994, such entities agreed to terminate these fees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                             PART III.


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Partnership is a limited partnership and has no directors or executive officers.

         The directors and executive officers of the Managing General Partner are as follows:

                                              Position with the
Name                                         Managing General Partner

William B. Smith                  Chairman of the Board of Directors
E. Davisson Hardman, Jr.          President and Director
Lawrence Volpe                    Controller, Assistant Secretary and Director
Ronald T. Carman                  Secretary and Director


          All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

         William B. Smith, age 51, is a Managing Director of Dean Witter Realty, Inc. and has been with Dean Witter Realty Inc. since 1982.

         E. Davisson Hardman, Jr., age 45, is a Managing Director of Dean Witter Realty Inc, and has been with Dean Witter Realty Inc. since 1982.

         Lawrence Volpe, age 47, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

         Ronald T. Carman, age 43, is a Director and the Secretary of Dean Witter Realty Inc. He is a Senior Vice President of Dean Witter,
Discover & Co. and of Dean Witter Reynolds Inc., which he joined in 1984.

         There is no family relationship among any of the foregoing persons.

ITEM 11.     EXECUTIVE COMPENSATION.

         The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners have not received a cash distribution for the period 1988 through 1993. As of December 31, 1994, the general partners have deferred receipt of cash distributions of $262,316.

         The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements are contained in Note 9 of the Notes to the Consolidated Financial Statements in Item 8 above.

         The directors and executive officers of the Partnership's Managing General Partner received no renumeration from the Partnership.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

         (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

         (b) The executive officers and directors of the Managing General Partner own the following Units as of December 31, 1994:


                                                               Amount and
                                                                Nature of
Title of Class               Name of Beneficial Owner       Beneficial Ownership

Limited                        William B. Smith                       *
Partnership
Interests                      E. Davisson Hardman, Jr.               *

                               All directors and executive            *
                               officers of the Managing
                               General Partner, as a group





*Owns, by virture of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As a result of their being partners of a limited partnership which is the limited partner of the Associate General Partner, certain current and former executive officers and directors of the Managing General
Partner also own indirect general partnership interests in the Partnership. The Partnership Agreement of the Partnership provides that cash distributions and allocations of income and loss to the general partners be distributed or allocated 50% to the Managing General Partner and 50% to the Associate General Partner. The general partners' share of cash distributions and income or loss is described in Item 5 above.

         All of the outstanding shares of common stock of the Managing General Partner are owned by Dean Witter Realty Inc. ("Realty"), a Delaware corporation which is a wholly owned subsidiary of Dean Witter, Discover & Co. The general partner of the Associate General Partner is Dean Witter Realty Growth Properties Inc. The limited partner of the Associate General Partner is LSP, L.P., a Delaware limited partnership. Realty and certain current and former executive officers and directors of the Managing General Partner are partners of LSP, L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

         The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. In addition, affiliates of the General Partners have ownership interest in certain properties.
Information concerning these transactions is contained in the Notes to Consolidated Financial Statements in Item 8 above.

                                              PART IV


ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K.

(a)  The following documents are filed as part of this Annual Report:

    1. Financial Statements (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

    2. Financial Statement Schedule (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

    3.              Exhibits
          (2)       Not applicable.

          (3)(a) Amended and Restated Agreement of Limited Partnership dated as of July 12, 1985 set forth in Exhibit A to the Prospectus included in Registration Statement Number 2-96767 is incorporated herein by reference.

         (3)(b) Certificate of Limited Partnership dated as of July 12, 1985 incorporated by reference in Registration Statement Number 2-96767 is incorporated herein by reference.

         (4)(a) Amended and Restated Agreement of Limited Partnership dated as of July 12, 1985 set forth in Exhibit A to the Prospectus included in Registration Statement Number 2-96767 is incorporated herein by reference.

         (4)(b) Certificate of Limited Partnership dated as of July 12, 1985 incorporated by reference in Registration Statement Number 2-96767 is incorporated herein by reference.

          (9)       Not applicable.

         (10)       Not applicable.

         (11)       Not applicable.

         (12)       Not applicable.

         (13)       Not applicable.

         (16) Letter regarding change in certifying accountant. Incorporated by reference in the Partnership's Current Report on Form 8-K dated December 31, 1994.

         (18)       Not applicable.

         (19)       Not applicable.


         (21)       Subsidiaries:
                    TWC Eleven Limited Partnership, a Florida Limited
                    Partnership.
                    L.S. Braker Associates, a Texas Limited Partnership.

         (22)       Not applicable.

         (23)       Not applicable.

         (24)       Not applicable.

         (27)       Financial Data Schedule.

         (28)       Not applicable.

         (99)       Not applicable.


(b)  Reports on Form 8-K
         Report dated December 15, 1994 of the change in the Partnership's Independent Auditor for the year ending December 31, 1994.

(c)  See 3a. above.

(d)        1.       Financial Statements of TWC Ten Limited Partnership an
                    office building located in Tampa, Florida. To be filed by 10K/A when received from TWC Ten Limited Partnership.

           2. Financial Statements of Peninsula Office Park, an office complex located in San Mateo, California. To be filed by 10-K/A when received from Peninsula Office Park.

SCHEDULE III

                                      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.
                                       Real Estate and Accumulated Depreciation

                                                   December 31, 1994


                                   Initial cost to Partnership (A)
                         ___________________________________________________
                                                                Buildings &
Description              Encumbrances           Land            Improvements            Total
Warehouse
Austin, TX                3,762,035             666,455          3,181,552            3,848,007

Office/R&D
Austin, TX                6,174,949                -                  -                    -

Land & Improvements
Austin, TX                     -              9,974,576            133,809           10,108,385

Hotel
Tampa, FL                45,000,000           4,836,077          6,341,650           11,177,727

                         54,936,984          15,477,108          9,657,011           25,134,119

                                     Gross Amount at which
                                  Carried at End of Period (B)
                         __________________________________________________
                             Costs
                          Capitalized
                         Subsequent to                          Buildings &
Description               Acquisition          Land             Improvements           Total
Warehouse
Austin, TX               1,090,568             710,746           4,227,829            4,938,575

Office/R&D
Austin, TX               5,272,231            1,603,544          3,668,687            5,272,231

Land and Improvements
Austin, TX               (3,919,396)          6,188,989               -               6,188,989

Hotel
Tampa, FL                41,274,756           4,658,353         47,794,130           52,452,483
                         43,718,159          13,161,632         55,690,646           68,852,278
/TABLE

                                                                                      Life on which
                                                                                       Depreciation
                          Accumulated                                                in Latest Income
                         Depreciation          Date of              Date               Statement is
Description                   (C)            Construction         Acquired               Computed
Warehouse
Austin, TX                1,169,007             1985            July 1985                40 years

Office/R&D
Austin, TX                  974,933             1986            July 1985                40 years

Land and Improvements
Austin, TX                     -                1985            July 1985                N/A

Hotel
Tampa, FL                20,308,557             1985            July 1985                40 and 15 years

                         22,452,497

Notes:

(A)    The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses.  There is no difference between cost for financial reporting purposes and cost for federal income tax purpose.
(B)    Reconciliation of real estate owned
           at December 31:                                     1994               1993                1992
      Balance at beginning of period                       72,046,998        102,378,331          113,534,652
       Additions during period:
           Improvements                                       589,225          1,277,638            1,161,236
           Write-offs                                            -                (1,406)          (2,973,756)
           Other                                                 -                  -                   -

       Real estate lost through foreclosure                      -                  -              (9,343,801)

       Real estate lost through transfer of
           Partnership interest                            (3,783,945)              -                   -

       Sale of real estate                                       -            (2,975,644)               -

       Change from consolidation to equity
           accounting                                            -           (28,631,921)               -

       Balance at end of period                            68,852,278         72,046,998          102,378,331

(C)    Reconciliation of accumulated depreciation:

                                                               1994               1993                1992
           Balance at beginning of period                  20,687,639         24,615,633           24,108,854

             Depreciation expense                           2,129,520          3,031,354            3,470,875

             Retirements                                                            -              (1,321,122)

             Write-off due to foreclosure                        -                  -              (1,642,974)

           Write-off due to transfer of
             Partnership interest                            (364,662)               -                   -

           Write-off due to sale of real estate                  -              (140,656)                -

           Change from consolidation to equity
             accounting                                          -            (6,818,692)                -

             Balance end of period                         22,452,497         20,687,639           24,615,633

                                            SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

By:  Dean Witter Realty Growth Properties Inc.
     Managing General Partner


By:  /s/E. Davisson Hardman, Jr.                       Date:  March 31, 1995
     E. Davisson Hardman, Jr.
     President

By:  /s/Lawrence Volpe                                Date:  March 31, 1995
     Lawrence Volpe
     Controller
     (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY GROWTH PROPERTIES INC.
Managing General Partner


/s/William B. Smith                                  Date:  March 31, 1995
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                          Date:  March 31, 1995
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                    Date:  March 31, 1995
Lawrence Volpe
Director

/s/Ronald T. Carman                                  Date:  March 31, 1995
Ronald T. Carman
Director