Form 10-K/A
period 1994-12-31
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1995-04-12
CIK 765923

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                            FORM 10-K/A

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

                                  Yes    X   .       No        .

Indicate by check mark if disclosure files pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

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

                            DEAN WITTER REALTY GROWTH PROPERTIES, L.P.




                                             SIGNATURE



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


                                                   DEAN WITTER REALTY GROWTH
                                                   PROPERTIES, L.P.


                                             By:   Dean Witter Realty Growth
                                                     Properties Inc.
                                                   Managing General Partner



Date:  April 12, 1995                        By:   /s/E. Davisson Hardman, Jr.
                                                   E. Davisson Hardman, Jr.
                                                   President

TWC TEN, LTD.
(A Florida Limited Partnership)

Financial Statements for the
Years Ended December 31, 1994 and 1993, and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Partners of
TWC Ten, Ltd.:

We have audited the accompanying balance sheet of TWC Ten, Ltd. (a Florida Limited Partnership) as of December 31, 1994 and the related statements of operations, partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partners. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of TWC Ten, Ltd. for the year ended December 31, 1993 were audited by other auditors whose report, dated February 4, 1994 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1994 financial statements referred to above present fairly, in all material respects the financial position of TWC Ten, Ltd. at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


   DELOITTE & TOUCHE LLP
/s/Deloitte & Touche LLP


Tampa, Florida
February 10, 1995

TWC TEN, LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
DECEMBER 31, 1994 AND 1993

ASSETS                                                                 1994               1993
Cash and cash equivalents                                         $  209,260        $    300,933
Accounts receivable, net of allowance for
  doubtful account of $13,505 in 1994 and
  $33,000 in 1993                                                  1,438,577           1,676,712
Deferred lease commissions, net of accumulated
  amortization of $1,237,871 in 1994 and
$1,048,787 in 1993                                                   631,408             513,771
Deferred loan costs, net of accumulated
  amortization of $422,328 in 1994 and
  $351,339 in 1993                                                   165,425             236,414
Organizational costs, net of accumulated
  amortization of $16,278  in 1994 and $5,042
  in 1993                                                             39,903              51,139
Prepaid expenses and other assets                                    112,014              94,937
Real estate and improvements (Notes 1 and 2)                      20,055,060          20,212,415

                                                                 $22,651,647         $23,086,321
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:
  Mortgage note payable (Note 3)                                 $20,000,000         $20,000,000
  Accounts payable and accrued expenses                              338,218             556,561
  Accrued interest payable (Note 3)                                  141,666             141,666

        Total liabilities                                         20,479,884          20,698,227

COMMITMENTS AND RELATED PARTY
  TRANSACTIONS (Notes 4 and 5)

PARTNERS' CAPITAL (DEFICIT) (Note 6):
  Taylor Simpson Group                                             6,022,325           6,238,656
  Existing Partners                                              (3,850,562)         (3,850,562)

        Total partners' capital (deficit)                          2,171,763           2,388,094

                                                                 $22,651,647         $23,086,321

See accompanying notes to financial statements.
/TABLE

TWC TEN, LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1994 AND 1993


                                                                    1994                  1993
RENTAL REVENUES (Note 4)                                          $4,174,012          $3,489,860

OPERATING EXPENSES:
  Building services                                                  365,030             381,491
  Utilities                                                          361,862             312,063
  Repairs and maintenance                                             61,381             130,764
  Real estate taxes                                                  424,816             429,140
  Management fees (Note 5)                                           125,730             104,784
  Administrative and other                                           158,093             303,519

            Total operating expenses                               1,496,912           1,661,761

OPERATING INCOME                                                   2,677,100           1,828,099

INTEREST EXPENSE, NET                                              1,694,223           2,718,415

DEPRECIATION AND AMORTIZATION                                      1,389,200           1,191,803

NET LOSS                                                          $(406,323)        $(2,082,119)

See accompanying notes to financial statements.

 TWC TEN, LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
YEARS ENDED DECEMBER 31, 1994 AND 1993

                      Taylor Simpson Group                                            Existing Partners
                                  Allocated                              Preferred     Allocated                           Total
                    Capital         Loss        Net        Capital        Capital        Loss              Net              Net
Balance,
 December 31, 1992   $    -      $    -    $      -      $       600    $9,145,691    $(19,170,702)   $(10,024,411)   $(10,024,411)
Capital contribution  6,853,904       -      6,853,904    16,971,026    (9,145,691)           -          7,825,335      14,679,239

Capital distribution   (184,615)      -       (184,615)         -             -               -                -          (184,615)

Net loss                  -       (430,633)   (430,633)         -             -         (1,651,486)     (1,651,486)     (2,082,119)

Balance,
  December 31, 1993   6,669,289   (430,633)  6,238,656    16,971,626          -        (20,822,188)     (3,850,562)      2,388,094

Capital contribution    621,428       -        621,428          -             -               -                -           621,428

Capital distribution   (431,436)      -       (431,436)         -             -               -                -          (431,436)

Net loss                  -       (406,323)   (406,323)         -             -               -                -          (406,323)

Balance,
 December 31, 1994   $6,859,281  $(836,956) $6,022,325   $16,971,626     $     -      $(20,822,188)  $  (3,850,562)  $   2,171,763

See accompanying notes to financial statements.

TWC TEN, LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994 AND 1993
                                                            1994                 1993
CASH FLOWS PROVIDED FROM (USED IN)
  OPERATING ACTIVITIES:
  Net loss                                             $(406,323)        $(2,082,119)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                     1,389,200          1,191,803
      Provision for doubtful accounts                      11,679             13,550
      Cash provided by (used in) changes in:
           Accounts receivable                            226,457            621,509
           Deferred lease commissions                   (306,721)           (144,181)
           Deferred loan costs                              -               (133,198)
           Organizational costs                             -                (56,181)
           Prepaid expenses and other assets             (17,077)            (32,814)
           Accounts payable and accrued
             expenses                                   (218,343)         (1,035,487)
           Accrued interest payable                            -             161,641

            Net cash provided from (used in)
              operating activities                        678,872         (1,495,477)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Expenditures for improvements                         (960,537)           (447,704)

            Net cash used in investing
             activities                                 (960,537)           (447,704)

CASH FLOWS PROVIDED FROM (USED IN)
  FINANCING ACTIVITIES:
  Repayments of mortgage note                                 -           (4,607,271)
  Capital distributions -
    Taylor Simpson Group                                (431,436)           (184,615)
  Capital contributions:
     Bayport, Ltd.                                           -               152,325
     Taylor Simpson Group                                 621,428          6,853,904

            Net cash provided from
              financing activities                        189,992          2,214,343

            Net decrease (increase)
              in cash and cash
              equivalents                                (91,673)            271,162

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                       300,933             29,771

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                            $209,260           $300,933

The partnership paid interest of
  approximately $1,700,000 in 1994
  and $2,453,000 in 1993.

See Note 6 for summary of noncash transactions.


See accompanying notes to financial statements.

TWC TEN, LTD.
( A FLORIDA LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization - TWC Ten, Ltd., a Florida limited partnership (the "Partnership"), was formed
       December 30, 1983 to acquire approximately 13 acres of land and to develop and construct an eleven-story 259,513 square foot office building and structured parking deck containing 765 parking spaces (the "Project") in Tampa, Florida.

       Bayport, Ltd., a partnership in which Dean Witter Realty Growth Properties, L.P. is a substantial general partner, was the majority general partner. The remaining limited partnership interests were held by owners and employees of the Wilson Company ("Wilson Partners").

       On July 19, 1993, the Partnership Agreement was amended and restated (the "Amended and Restated Partnership Agreement"). The partners under the new partnership agreement are the original partners (the
       "Existing Partners") and the Taylor Simpson Group ("TSG").   The
       partners in TSG are Westrock Realty Associates, L.P., Ltd., as a limited partner and Bayrock Realty Associates, L.P., Ltd., as a general partner.

       The Amended and Restated Partnership Agreement requires certain capital contributions by the partners. TSG is required, as necessary, to fund up to $9,000,000 of capital contributions. Through
       December 31, 1994, $5,339,068 has been contributed as an initial capital contribution and $2,136,264 has been contributed as an additional capital contribution. The remaining unfunded balance is to be contributed from time-to-time to fund operating deficits. As of the date of the Amended and Restated Partnership Agreement, the Existing Partners contributed shortfall loans of $1,232,516, additional shortfall loans of $3,295,259, and accrued interest payable thereon of $2,331,831 to the Partnership. They also caused to be discharged $813,404 of amounts payable to TWC Eleven, Ltd. (an Existing Partner) and paid $140,000 of accrued interest payable and $12,325 of accrued expenses on behalf of TWC Ten, Ltd.

       Profits (losses) are allocated based on the provisions of the Amended and Restated Partnership Agreement. Profits are allocated 20% to the Existing Partners and 80% to TSG until TSG has received an annual return of 12% on the average amount of their unrecovered capital. Once TSG has received 12% return on the average amount of their unrecovered capital, profits are to be allocated 50% to the Existing Partners and 50 % to TSG. Losses are allocated 100% to TSG to the extent of TSG's adjusted capital account. Thereafter, losses are allocated 50% to the Existing Partners and 50% to TSG.

       The Amended and Restated Partnership also includes a provision whereby TSG is to receive guaranteed payments for three years on the amount of TSG's unrecovered capital. The return on unrecovered capital is 6% for two years, beginning with the year ended
       December 31, 1993. The return on capital is to 8.5% for the year ending December 31, 1995. The return on capital paid to TSG was $431,436 and $184,615 for the years ended December 31, 1994 and 1993, respectively.
       Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit.

       Real Estate and Improvements - Real estate and improvements are recorded at cost less accumulated depreciation and amortization.
       Cost includes land and improvements, direct construction costs, indirect project costs and carrying costs including real estate taxes and interest incurred during the construction period.

       Depreciation and amortization is computed on the straight-line basis over the estimated useful lives of the assets: building and building improvements, 15 to 40 years; leasehold improvements, primarily over the lives of the related leases, 3 to 15 years.

       Rental Revenues and Rents Receivable - Rental revenues and rents receivable are recorded in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," whereby rental revenue is recognized on a straight-line basis by totaling all rents due under the lease, including fixed increases, and dividing by total months of occupancy, including free rent periods.

       Deferred Lease Commissions - Deferred lease commissions are amortized on a straight-line basis over the lives of the related leases.

       Organizational Costs - Organizational costs relate to the costs of establishing the Partnership and are amortized on a straight-line basis over 5 years.

       Deferred Loan Costs - Deferred loan costs related to the construction financing are included in the cost of the building and are amortized on a straight-line basis over the life of the building. Deferred loan costs related to the mortgage payable are being amortized on a straight-line basis over the life of the mortgage.

       Income Taxes - No income taxes have been provided for in these financial statements as any such taxes, or benefits, are recognized by the individual partners.

2.     REAL ESTATE AND IMPROVEMENTS

       Real estate and improvements at December 31, 1994 and 1993 consists of the following:
                                                                  1994                1993
         Land and improvements                                   $3,013,100          $3,013,100
         Building and improvements                               25,129,445          24,168,908

                                                                 28,142,545          27,182,008
            Less accumulated depreciation
             and amortization                                   (8,087,485)         (6,969,593)

                                                                $20,055,060         $20,212,415

       Depreciation and amortization expense was $1,117,892 and $963,450 for the years ended December 31, 1994 and 1993, respectively.


3.            MORTGAGE NOTE PAYABLE

       The mortgage note payable, which was refinanced on July 19, 1993, bears interest payable monthly at 8.5%. The mortgage note payable is secured by substantially all real estate and improvements, rents, leases and profits and is due on September 1, 1999. Prior to the refinancing, the mortgage note carried interest at 11.75%. There are no principal payments required to be made on the refinanced mortgage note until the maturity date of September 1, 1999. Principal payments on the mortgage note during 1993 totaled $4,607,271.


4.     LEASE  COMMITMENTS

       Tenant leases specify minimum rentals and, in some cases, annual
       fixed increases.   Lease terms range from 3 to 5 years.

       Future minimum rental receipts due for succeeding fiscal years under noncancelable operating leases are as follows:

             Year                Amount
             1995              $3,804,904
             1996               3,587,945
             1997               2,499,816
             1998               2,127,607
             1999               1,593,481
       Thereafter               1,180,992

            Total             $14,794,745

5.     RELATED PARTY TRANSACTIONS

       Interest on shortfall loans was compounded monthly at a rate of prime plus 1% until the Partnership Agreement was amended and restated on July 19, 1993. At that time, accrued interest of $2,331,831 was contributed to the Partnership as part of the Existing Partners' additional capital contribution.

       In December 1988, TWC Eleven, Ltd. paid $829,771 of accrued interest and principal in additional shortfall loans on the Partnership's behalf. The $829,771 was reflected on the Partnership's balance sheet as due to TWC Eleven, Ltd. until July 18, 1993 when $813,404 was contributed to the Partnership as part of the Existing Partners' additional capital contribution.

       Prior to July 19, 1993, the Partnership had a management agreement with the Wilson Management Company which provided for the payment of 2-1/4% of rental revenue collected and a 4% lease-up fee for all new leases. On July 19, 1993, as part of the Amended and Restated Partnership Agreement, the management agreement was amended whereby the Wilson Management Company will receive 3% of all rental revenue collected, a 4% lease-up fee for all new leases, and monthly reimbursement of $875 for office expenses. Management and lease-up fees were approximately $227,400 in 1994 and $164,300 in 1993. The Wilson Management Company was also reimbursed approximately $92,500 and $100,000 in 1994 and 1993, respectively, primarily for salary costs incurred on behalf of the Partnership.

       Prior to July 19, 1993, the Partnership had a management agreement with Liberty Street/Bayport, Ltd. which required payment of a fee calculated as a percentage of revenues and based on cash flow. On July 19, 1993, the management agreement with Liberty Street/Bayport, Ltd. was terminated.

       On August 1, 1993, the Wilson Management Company renewed its 10,806 square-foot lease for five years beginning March 1, 1994. The new lease requires monthly payments of $16,209 until February 28, 1999. Rental revenues earned under this lease agreement were approximately $196,000 in 1994 and $205,000 in 1993.

       The Amended and Restated Partnership Agreement as of July 19, 1993 requires the Partnership to pay guarantee payments to TSG equaling 6% of TSG's unrecovered capital for two years, beginning with the year ended December 31, 1993. Guaranteed payments to the TSG for 1994 and 1993 totaled $431,436 and $184,615, respectively.

       Solutions, Inc., an affiliate of The Wilson Company, performed construction work, primarily tenant improvements, on a cost-plus basis totaling approximately $775,687 in 1994 and $575,300 in 1993. Certain amounts of these improvements were reimbursed to the Partnership by tenants.

       The Wilson Construction Company, an affiliate of The Wilson Company, performed construction work on the base of the office building totaling approximately $257,845 during 1994. No such work was performed during 1993.


6.            NONCASH TRANSACTIONS

       As a result of the Amended and Restated Partnership Agreement, certain debt amounts were converted to capital. These conversions were considered as noncash activities for purposes of the statement of cash flows as of December 31, 1993 as follows:

         Existing Partners:
            Shortfall loan                   $1,232,516
            Additional shortfall loan         3,295,259
            Accrued interest payable          2,331,831
            Due to TWC Eleven, Ltd              813,404

                  Total noncash activity     $7,673,010

PENINSULA OFFICE PARK
(a California Partnership)

Financial Statements

December 31, 1994

(With Independent Auditors Report Thereon)

Independent Auditors Report


The Partners
Peninsula Office Park:

We have audited the accompanying balance sheet of Peninsula Office Park (a California Partnership) as of December 31, 1994, and the related statements of operations, changes in partners deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peninsula Office Park as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/KPMG Peat Marwick
   KPMG PEAT MARWICK LLP


February 3, 1995

                                            PENINSULA OFFICE PARK
                                         (a California Partnership)

                                                Balance Sheet

                                              December 31, 1994


Assets

Real estate investment (notes 3 and 6):

   Land                                                                                       $1,492,170
   Building and improvements                                                                  24,117,308
   Furniture and fixtures                                                                        368,754

                                                                                              25,978,232

   Less accumulated depreciation                                                             (17,672,462)

        Net real estate investment                                                             8,305,770

Cash and cash equivalents (of which $1,741,697 is
   restricted (note 3))                                                                        3,079,528
Accounts receivable (notes 3 and 4)                                                              208,644
Step rents receivable                                                                          1,795,658
Notes receivable (net of allowance, $558,609)                                                    231,858
Leasing commissions and costs (net of accumulated amortization,
   $1,626,431)                                                                                   965,823
Loan costs (net of accumulated amortization, $930,084)                                           308,332
Other assets                                                                                     326,046

                                                                                            $ 15,221,659

                                      Liabilities and Partners Deficit

Notes payable (note 3)                                                                        36,345,046
Accounts payable and accrued expenses (notes 5 and 6)                                            230,139
Tenant security deposits                                                                         373,602
Equity and losses in excess of investment (note 4)                                             2,133,585

Total liabilities                                                                             39,082,372

Partners' deficit                                                                            (23,860,713)

Commitments and contingencies (notes 3, 4, 5 and 6)
                                                                                            $ 15,221,659
See accompanying notes to financial statements.
/TABLE

                                            PENINSULA OFFICE PARK
                                         (a California Partnership)

                                           Statement of Operations

                                        Year ended December 31, 1994


Rental income (notes 3 and 7)                                                                  6,039,721
Other income                                                                                     269,136
Interest income                                                                                  160,633
Equity in net loss of associated partnership (note 4)                                            (93,457)

                                                                                               6,376,033

Expenses:
   Operating (notes 5 and 6)                                                                   1,802,173
   Real estate tax                                                                               287,259
   Insurance                                                                                     100,776
   Other                                                                                          97,008

                                                                                               2,287,216

Interest expense (note 3)                                                                      3,413,628
Depreciation and amortization                                                                  1,449,439

   Net loss                                                                                   $ (774,250)

See accompanying notes to financial statements.
/TABLE

                                            PENINSULA OFFICE PARK
                                         (a California Partnership)

                                           Statement of Changes in
                                              Partners' Deficit

                                        Year ended December 31, 1994


Balance at December 31, 1993                                                               $ (22,896,463)

Net loss                                                                                        (774,250)

Capital distributions                                                                           (190,000)

Balance at December 31, 1994                                                               $ (23,860,713)

See accompanying notes to financial statements.
/TABLE

                                            PENINSULA OFFICE PARK
                                         (a California Partnership)

                                           Statement of Cash Flows

                                        Year ended December 31, 1994
Cash flows from operating activities:
   Net loss                                                                                   $ (774,250)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Depreciation and amortization                                                          1,449,439
        Equity in net loss of associated partnership                                              93,457
        Change in assets and liabilities:
        Increase in accounts and step rents receivable                                          (170,672)
        Decrease in notes receivable                                                              77,305
        Increase in leasing commissions and costs                                               (283,443)
        Increase in loan costs                                                                  (107,978)
        Increase in other assets                                                                 (21,027)
        Increase in accrued interest payable                                                     262,876
        Decrease in accounts payable and accrued expenses                                       (184,874)
        Increase in tenant security deposits                                                      37,860


   Net cash provided by operating activities                                                     378,693

Cash flows from investing activities:
   Additions to buildings and improvements                                                    (1,208,677)
   Proceeds from sales of marketable securities                                                3,998,594


   Net cash provided by investing activities                                                   2,789,917

Cash flows from financing activities:
   Capital distributions                                                                        (190,000)

        Net cash used in financing activities                                                   (190,000)

        Net increase in cash and cash equivalents                                              2,978,610

Cash and cash equivalents at beginning of year                                                   100,918

Cash and cash equivalents at end of year                                                      $3,079,528

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                                     $3,150,752

See accompanying notes to financial statements.
/TABLE

                                       PENINSULA OFFICE PARK
                                    (a California Partnership)

                                   Notes to Financial Statements

                                         December 31, 1994



(1)    Organization

       Peninsula Office Park (the Partnership) was originally formed on October 1, 1971 as a limited partnership. The Partnership was formed to acquire, own, improve, manage, operate and lease commercial office space in San Mateo, California.

       Under the Partnership Agreement (the Agreement) amended
       December 27, 1985, the general partners have a 71.5956% partnership interest and the limited partners have a 28.4044% partnership interest.

       The Agreement provides, among other things, for the following:

              (a) Net Cash Flows as defined in the Agreement shall be distributed among the partners in accordance with their partnership interests.

              (b) The Partnership's income and losses from operations (other than capital transactions) shall be allocated among the partners in accordance with their partnership interests provided Peninsula/DW Associates (DW), a general partner gets allocated the first $6,248,500 of all net losses.

              (c)    The net profits arising from capital
                     transactions shall be allocated among the partners in the following amount and order of priority:

                   (i) Net profits equal to aggregate negative capital accounts of all partners who have negative capital accounts shall be allocated among such partners in proportion to their respective negative capital accounts; then

                   (ii) Any remaining net profits are allocated to the partners in proportion to their respective partnership interests in order to bring their capital account balance up to an amount equal to the amount of proceeds distributed in (c)(i) above; then

                   (iii) Any remaining net profits are allocated to the partners in proportion to their respective partnership interests.

                   (d)   The net losses arising from capital
                         transactions shall be allocated among the partners in the following amount and order of priority:

                   (i) Loss equal to the excess of the aggregate positive capital accounts of all partners who have positive capital accounts over the aggregate capital proceeds to be distributed to such partners with respect to (c)(i) above shall be allocated among such partners in proportion to their respective places pursuant to (c)(i) of such excess; and

                   (ii) Any remaining loss shall be allocated among partners in accordance with their partnership interests.

              (e)    Additional capital contributions may be
                     required by the partners to fund cost overruns and certain operating costs in excess of amounts budgeted in the Agreement.

(2)    Summary of Significant Accounting Policies

       (a)     Basis of Accounting

       The accompanying financial statements have been prepared on the accrual basis of accounting.

       (b)     Income Taxes

       No provision for income taxes has been made in the accompanying financial statements as the taxable income or loss of the Partnership is reportable on the returns of the individual partners based on their respective interests in the Partnership.

       (c)     Rental Income

       Rental income is recognized on a straight-line basis over the terms of the respective tenant leases.

       (d)     Depreciation and Amortization

       Depreciation of building, improvements and furniture and fixtures is computed over the estimated useful lives of the assets. Tenant improvements, included in buildings and improvements, are amortized over the terms of the respective tenant leases.

       Leasing commissions and costs are amortized on a straight-line basis over the terms of the respective tenant leases. Loan costs are amortized on a straight-line basis over the terms of the respective loan agreements.

       (e)     Cash and Cash Equivalents

       For purposes of the statement of cash flows, cash equivalents include liquid assets purchased with maturities of three months or less.

(3)    Notes Payable

       The Partnership obtained financing amounting to $36,400,000 on various dates detailed in the table below with the Equitable Life Assurance Society of the United States (Equitable). The notes matured on December 1, 1993 but were not repaid and were therefore in technical default at December 31, 1993. During 1994, the note agreements were modified to waive the technical defaults and extend the maturity date from December 1, 1993 to December 1, 1996. The interest rates were also modified from 9.875% (POP #1 and POP #3) and 9.0% (POP #5, POP #6 and POP #8) to 9.5% effective April 28, 1994 for all notes. Although the current interest rate is 9.5%, only 8.25% is required to be paid on a monthly basis. The difference is compounded into the note balance. The amount compounded into the note balance during 1994 was $262,876. Effective April 28, 1994, the notes secured by POP #1, POP #3 and POP #8 were also modified from monthly principal plus interest payments to monthly interest only payments.

       In accordance with the security agreements to the Equitable notes payable, a security fund was established in 1994. The original balance deposited with Equitable for the security fund was $1,305,146. The Partnership is also required to deposit into the security fund any positive cash flow generated by the properties as defined in the note agreements. The positive cash flow generated and deposited into the security fund in 1994 was $436,551. The total amount of restricted cash held by Equitable of $1,741,697 is included in the cash and cash equivalents balance. This restricted cash cannot be disbursed without the prior approval of Equitable.

       The note agreement also requires the Partnership to advance to Equitable, on a monthly basis the amount of property taxes due on the properties. The balance in the property tax impound account as of December 31, 1994 was $41,626.

       The notes are secured by a first deed of trust in the properties, assignment of rents on the properties, the security fund and the property tax impound account.

                     Note                                    Inception      Original          Current        Maturity
     Property      number            Payment type              Date          Balance          Balance          Date
     POP #1        B-18668       Monthly interest only       11/20/86     $ 3,400,000        3,370,681       12/1/96

     POP #3        B-18669       Monthly interest only       11/20/76       5,350,000        5,303,868       12/1/96

     POP #5        B-18683       Monthly interest only       10/27/85       8,650,000        8,723,242       12/1/96

     POP #6        B-18684       Monthly interest only       10/27/85       6,500,000        6,555,037       12/1/96

     POP #8        B-18670       Monthly interest only       11/20/86      12,500,000       12,392,218       12/1/96

                                                                          $36,400,000      $36,345,046

(4)    Investment in Associated Partnership

       The Partnership has a 53.33% interest in Campus Drive Investment Company
       (CDIC), a California partnership. The equity method of accounting is used to record the Partnership's investment in CDIC as the partners hold joint control. The Partnership's interest in CDIC's net loss for the year ended December 31, 1994 was $93,457. The assets, liabilities and partners' deficit of CDIC at December 31, 1994 are summarized as follows:

  Assets:
    Real estate investment, net                                                          $ 1,438,913
    Other (including cash of $317,727 of which $194,854
      is restricted)                                                                         590,161

      Total assets                                                                       $ 2,029,074

  Liabilities and Partners' Deficit:
    Note payable                                                                           5,294,453
    Other liabilities                                                                        774,873
    Partners' deficit                                                                     (4,040,252)

      Total liabilities and partners' deficit                                            $ 2,029,074

  Other liabilities includes a payable to the Partnership of $135,888 for tenant improvement costs expended on behalf of CDIC. The same amount is included in the Partnership's accounts receivable balance as of December 31, 1994.

  The results of operations for CDIC for the year ended December 31, 1994 are summarized below:

  Revenues:
    Rental                                                                                $  789,592
    Other                                                                                     57,635

                                                                                             847,227

  Expenses:
    Operating                                                                                235,211
    Interest                                                                                 552,124
    Depreciation and amortization                                                            151,086
    Other                                                                                     84,147

                                                                                           1,022,568

      Net loss                                                                            $ (175,341)


(5)   Management Agreement

  The Partnership has a management agreement (the Management Agreement) with William Wilson and Associates (WWA), an affiliate of the Partnership, to perform certain duties in connection with the development and operation of the properties owned by the Partnership. The Management Agreement continues on a year-to-year basis.

  The Partnership is required to pay WWA a management fee of 3% of gross monthly rental receipts as defined in the Management Agreement. Total fees during 1994 amounted to $207,698, which is included in operating expenses. The related management fee payable at December 31, 1994 was $36,159.

(6)   Related Party Transactions

  William Wilson III, a partner of the Partnership, has a 3% interest in Webcor Builders, Inc., the general contractor engaged by the Partnership for various tenant improvements. The total cost of these services provided to the Partnership during 1994 was $753,487. The related payable for these services at December 31, 1994 was $3,818.

  The Partnership paid $109,178 to Commercial Interior Contractors
  (CIC) for interior improvements during 1994. CIC is a division of WWA.
  WWA performed maintenance engineering, marketing and promotion, and leasing services for the Partnership. The total cost of these services provided to the Partnership for the year ended December 31, 1994 was $224,817. WWA also leased space from the Partnership and made rental payments of $199,596 during 1994.

  As specified in the Agreement, the Partnership shall pay RMS/Liberty Street Associates, an affiliate of DW, an investment management fee equal to 1% of the gross income of the Partnership. The total fee during 1994 amounted to $59,842. The related payable for this fee at December 31, 1994 was $10,418.

(7)   Leases

  The Partnership's operations consist of the leasing of space in office buildings, in which all of the Partnership's leases are classified as operating leases.

  The minimum future rental receipts under noncancelable operating leases in effect on December 31, 1994 are as follows:

  Year ending December 31:

    1995                                                                                   $5,706,280
    1996                                                                                    5,128,021
    1997                                                                                    4,512,097
    1998                                                                                    2,768,202
    1999                                                                                    1,272,254
    Thereafter                                                                                679,658

                                                                                          $20,066,512

  Rental income for the year ended December 31, 1994 includes $89,252 of step rents receivable.