Form 10-Q
period 1995-03-31
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1995-05-15
CIK 765923

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-Q


[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                        For the period ended March 31, 1995

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

                         Yes      X         No

                             PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                               CONSOLIDATED BALANCE SHEETS

                                                          March 31,          December 31,
                                                            1995                 1994

                                         ASSETS
Real estate, at cost:
  Buildings and improvements                            $ 55,817,333        $ 55,690,646
  Land and land improvements                              13,161,632          13,161,632
                                                          68,978,965          68,852,278
  Accumulated depreciation                                22,978,549          22,452,497
                                                          46,000,416          46,399,781

Cash and cash equivalents, at cost
  which approximates market ($5,498,790 and
  $4,042,780 restricted as of March 31, 1995
  and December 31, 1994, respectively)                     6,122,943           4,706,167
Deferred expenses, net                                     1,577,495           1,655,347
Accounts receivable                                        2,141,109           1,870,771
Other assets                                                 424,981             465,922

                                                        $ 56,266,944        $ 55,097,988

                      LIABILITIES AND PARTNERS' CAPITAL DEFICIENCY

Mortgage notes payable                                  $ 54,893,325        $ 54,936,984
Accounts payable and accrued expenses                      2,981,504           3,270,432
Due to affiliates                                          6,901,646           6,712,665
Other liabilities                                            577,128             509,280
Excess of distributions and losses over
  cost of investment in unconsolidated partnerships        6,962,876           6,704,781
Minority interests                                         1,262,552           1,243,540

                                                          73,579,031          73,377,682

Partners' capital deficiency:
  General partners                                        (3,221,526)         (3,260,230)
  Limited partners ($1,000 per Unit,
     78,594 Units issued)                                (14,090,561)        (15,019,464)
     Total partners' capital deficiency                  (17,312,087)        (18,279,694)

                                                        $ 56,266,944        $ 55,097,988

See accompanying notes to consolidated financial statements.
/TABLE

                              DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                              Three months ended March 31, 1995 and 1994

                                                                    1995                1994
Revenues:
  Hotel operating                                               $ 8,368,407         $ 8,120,050
  Rental                                                            372,026             531,088
  Interest and other                                                 30,136              41,364
                                                                  8,770,569           8,692,502

Expenses:
  Hotel operating                                                 5,480,167           5,470,533
  Interest                                                        1,317,445           1,257,657
  Property operating                                                 49,228             142,227
  Depreciation                                                      526,052             844,993
  Amortization                                                       67,645              85,184
  Equity in net losses of unconsolidated partnerships               258,095             205,275
  General and administrative                                         85,318              99,311
                                                                  7,783,950           8,105,180

Income before minority interest                                     986,619             587,322

Minority interest in earnings of consolidated
  partnerships                                                      (19,012)            (10,707)

         Net income                                             $   967,607         $   576,615

Net income per unit of limited
  partnership interest                                              $ 11.82             $  7.04

See accompanying notes to consolidated financial statements.
/TABLE

                       DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL DEFICIENCY

                            Three months ended March 31, 1995


                                            Limited           General
                                            Partners          Partners          Total
Partners' capital deficiency
  at January 1, 1995                     $(15,019,464)      $(3,260,230)    $(18,279,694)

Net income                                    928,903            38,704          967,607

Partners' capital deficiency
  at March 31, 1995                      $(14,090,561)      $(3,221,526)    $(17,312,087)

See accompanying notes to consolidated financial statements.
/TABLE

                       DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Three months ended March 31, 1995 and 1994
                                                               1995              1994
Cash flows from operating activities:
  Net income                                               $   967,607       $   576,615
  Adjustments to reconcile net loss to net
  cash flow from operating activities:
     Depreciation and amortization                             593,697           930,177
     Equity in net losses of unconsolidated partnerships       258,095           205,275
     Minority interests in joint ventures' operations           19,012            10,707
     Decrease (increase) in:
       Accounts receivable                                    (270,338)         (662,521)
       Deferred expenses                                        10,207          (134,677)
       Other assets                                             40,941            50,256
     Increase (decrease) in:
       Accounts payable and accrued expenses                  (288,928)         (294,819)
       Due to affiliates                                        62,733           (30,432)
       Other liabilities                                        67,848            (8,767)

  Net cash provided by (used in) operating activities        1,460,874           641,814

Cash flows from investing activities:
     Investments in real estate                               (126,687)         (155,360)

Cash flows from financing activities:
     (Repayment of) proceeds from mortgage notes payable       (43,659)           44,027
     Borrowings from affiliates                                126,248            87,104

  Net cash provided by financing activities                     82,589           131,131

Increase in cash and cash equivalents                        1,416,776           617,585

Cash and cash equivalents at beginning of period             4,706,167         3,642,942

Cash and cash equivalents at end of period                 $ 6,122,943       $ 4,260,527

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $ 1,082,069       $ 1,272,376

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

The Partnership's current cash balances are being reserved primarily for debt service, working capital, and the replacement of certain furniture, fixtures and equipment at the hotel pursuant to the hotel loan and management agreements. Other than these reserves, the Partnership's current cash reserves are nominal.

The financial statements include the accounts of the Partnership, Bayport Ltd.'s investment in the Bayport hotel, and Braker Associates on a consolidated basis. The Partnership's investments in Peninsula/DW Associates and the Bayport office building are accounted for on the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

Net income per Unit amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership
Agreement, by the weighted average number of units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim periods.

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


Hyatt Hotel Corporation, which manages the hotel at Bayport Plaza, had not met the performance criteria defined in the hotel management agreement. Accordingly, in 1994, the Partnership initiated legal action against Hyatt to enforce the termination provision and certain other provisions under the management agreement.

In May, 1995, the Partnership and Hyatt agreed to modify the management agreement. Under the terms of the new agreement, Hyatt would be entitled to an annual fee equal to a percentage of the hotel's net revenues in excess of annual debt service, not to exceed an overall percentage cap. In addition, Hyatt has agreed to certain expense reductions that should increase the hotel's cash flow, and the Partnership has agreed to prepay $3 million of the senior debt with cash accumulated at the Hotel.

3.   Related Party Transactions

The Partnership borrowed funds from an affiliate of Realty to fund property operating deficits and capital expenditures at certain properties. Interest expense, calculated at the prime rate, was $62,931 and $39,642 for the three months ended March 31, 1995 and 1994, respectively. The prime rate was 9.0% at March 31, 1995. At March 31, 1995 and 1994, the balances due to the affiliate, including accrued interest, were $2,898,580 and $2,668,888, respectively.

Additionally, in conjunction with a 1991 refinancing of the hotel at Bayport Plaza, an affiliate of Realty guaranteed a maximum of $5,350,000 of the first mortgage debt. Advances made by the guarantor to the first mortgage lender under this guaranty (which constitute loans from the guarantor to the Partnership which must be repaid by the Partnership) equalled $2,166,098 through March 31, 1995 and 1994. Consequently, the remaining potential liability of the guarantor to the lender under the guaranty as of March 31, 1995 was $3,183,902. Taking into account interest accruals, at the prime rate, as a result of these advances under the guaranty, the Partnership owed the guarantor $2,681,414 and $2,477,268 as of March 31, 1995 and 1994, respectively. No portion of this indebtedness to the affiliate has been repaid to date.

The Managing General Partner is entitled to receive a management fee based on a percentage of distributable cash. Because there was no distributable cash flow, the Managing General Partner did not receive a fee for the three months ended March 31, 1995 or 1994. As of March 31, 1995 and 1994, $422,987 remained unpaid.

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three months ended March 31, 1995 and 1994, Realty incurred $58,470 and $56,736, respectively, for these services. As of March 31, 1995 and 1994, the balances due to Realty were $898,665 and $601,386, respectively.

An affiliate of the Partnership's joint venture partner at Braker Center had funded shortfall loans to the property. In 1994, the balance due to the affiliate of $19,200 was repaid.


                 DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Partnership's liquidity depends upon cash flow from operations of its properties and expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. For the three months ended March 31, 1995, all the Partnership's property investments generated positive cash flow from operations. The
Partnership expects that its property investments will continue to generate positive cash flow for the remainder of 1995.

The Partnership's current cash balances are being reserved primarily for debt service, working capital, and the replacement of certain furniture, fixtures and equipment at the hotel pursuant to the hotel loan and management agreements. Other than these reserves, the Partnership's current cash reserves are nominal.

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

As of March 31, 1995, the Partnership has borrowed $5,574,992, including accrued and unpaid interest, from an affiliate of the Managing General Partner.

The Partnership has not paid a distribution to the Partners since the fourth quarter of 1990. Through March 31, 1995, the General Partners have deferred cash distributions totaling $262,316.

See also Note 2 to the consolidated financial statements in Item 1.

Operations

Fluctuations in the Partnership's operating results for the three months ended March 31, 1995, as compared to 1994 are primarily attributable to the following:

The increase in hotel operating revenue is primarily the result of increased food and beverage income. Increases in food and beverage expenses were offset by decreased management fees.

The decrease in rental income and property operating expenses are attributable to the sale of one of the warehouses at Braker Center in March 1994.

Depreciation expense decreased primarily due to lower depreciation charges at the hotel at Bayport Plaza.

Equity in net losses of partnerships increased as a result of increased operating expenses at Peninsula Office Park.

A summary of the hotel, office and warehouse/research and development building markets where the Partnership's properties are located and the performance of each property is as follows:

The hotel market in the Westshore area of Tampa Bay, FL continued to improve during the three months ended March 31, 1995 as a result of improvements in the economy and a lack of new supply. As of March 31, 1995, average occupancy was 83%. As described above, revenues and profits at the Bayport Plaza Hyatt Regency Hotel increased during the first quarter of 1995.

The Bayport Plaza Office Building, located in the same project as the Hotel, is in an improved office market due to a lack of new construction. The market vacancy rate for Class A buildings in the Westshore market is approximately 11%. However, the downtown Tampa market is significantly weaker, and this may adversely impact the Westshore market. However, during the first three months of 1995, occupancy at the property increased from 90% to 92%.

Braker Center, located in the Austin, TX industrial market, consists of four office/research and development buildings, a warehouse and vacant land. The industrial building market in Austin remains strong. The current market vacancy rate is 5%, which has resulted in new development of warehouse space. An estimated 559,000 square feet of new warehouse space is currently under construction. As of March 31, 1995, occupancy at the four office/research and development buildings remained at approximately 85% and the occupancy at the warehouse is 100%.

The office market in San Mateo, CA, the location of Peninsula Office Park, is an improving market characterized by declining vacancy rates (approximately 7% at March 31, 1995), steady leasing activity, diminishing availability of space greater than 20,000 square feet, and no new speculative construction. As of March 31, 1995, occupancy at the six office buildings is approximately 99%. However, the 17,000 square foot restaurant is vacant.

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


                                           DEAN WITTER REALTY GROWTH
                                           PROPERTIES, L.P.


                                           By:   Dean Witter Realty Growth
                                                   Properties Inc.
                                                 Managing General Partner



Date:  May 12, 1995                        By:   /s/E. Davisson Hardman, Jr.
                                                 E. Davisson Hardman, Jr.
                                                 President


Date:  May 12, 1995                        By:   /s/Lawrence Volpe
                                                 Lawrence Volpe
                                                 Controller
                                                 (Principal Financial and
                                                  Accounting Officer)