Form 10-Q
period 1995-06-30
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1995-08-14
CIK 765923

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-Q

[ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                           For the period ended June 30, 1995
                                           OR

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

                            Yes      X         No

                               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                                 CONSOLIDATED BALANCE SHEETS

                                                             June 30,          December 31,
                                                              1995                 1994

                                           ASSETS
Real estate, at cost:
  Buildings and improvements                              $ 51,740,941        $ 55,690,646
  Land and land improvements                                 6,906,449          13,161,632
                                                            58,647,390          68,852,278
  Accumulated depreciation                                  22,326,697          22,452,497
                                                            36,320,693          46,399,781

Real estate held for sale                                    8,200,000                -
Cash and cash equivalents, at cost
  which approximates market ($4,150,284 and
  $4,042,780 restricted as of June 30, 1995
  and December 31, 1994, respectively)                       4,548,624           4,706,167
Deferred expenses, net                                       1,584,052           1,655,347
Accounts receivable                                          1,390,254           1,870,771
Other assets                                                   411,188             465,922

                                                          $ 52,454,811        $ 55,097,988


                        LIABILITIES AND PARTNERS' CAPITAL DEFICIENCY


Mortgage notes payable                                    $ 51,848,664        $ 54,936,984
Due to affiliates                                            7,088,216           6,712,665
Accounts payable and accrued expenses                        3,346,464           3,270,432
Other liabilities                                              588,952             509,280
Excess of distributions and losses over
  cost of investment in unconsolidated partnerships          7,154,451           6,704,781
Minority interests                                           1,245,813           1,243,540

                                                            71,272,560          73,377,682

Partners' capital deficiency:
  General partners                                          (3,281,752)         (3,260,230)
  Limited partners ($1,000 per Unit,
    78,594 Units issued)                                   (15,535,997)        (15,019,464)

    Total partners' capital deficiency                     (18,817,749)        (18,279,694)
                                                          $ 52,454,811        $ 55,097,988

See accompanying notes to consolidated financial statements.
/TABLE

                                DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             Three and six months ended June 30, 1995 and 1994


                                              Three months ended                Six months ended
                                                   June 30,                          June 30,
                                             1995             1994            1995            1994

Revenues:
 Hotel operating                            $6,502,656       $6,401,104    $14,871,063       $14,521,154
 Rental                                        373,485          530,421        745,511         1,061,509
 Interest and other                             34,787           15,507         64,923            56,871
                                             6,910,928        6,947,032     15,681,497        15,639,534


Expenses:
 Hotel operating                             4,816,166        4,929,960     10,296,333        10,400,493
 Interest                                    1,557,871        1,294,063      2,875,316         2,551,720
 Property operating                             83,865          131,225        133,093           273,452
 Depreciation                                  526,158          844,992      1,052,210         1,689,985
 Amortization                                   70,557           85,185        138,202           170,369
 Equity in net losses of
   unconsolidated partnerships                 191,575           66,293        449,670           271,568
 General and administrative                    143,970           98,284        229,288           197,595
                                             7,390,162        7,450,002     15,174,112        15,555,182

Income (loss) before minority interest
 and loss on write-down of real estate
 held for sale                                (479,234)        (502,970)       507,385            84,352

Loss on write-down of real estate
 held for sale                               1,043,167             -         1,043,167              -

Income (loss) before minority interest      (1,522,401)        (502,970)      (535,782)           84,352

Minority interest in earnings
 of consolidated partnerships                   16,739           10,607         (2,273)             (100)

        Net income (loss)                  $(1,505,662)     $  (492,363)   $  (538,055)      $    84,252

Net income (loss) per Unit of limited
 partnership interest                          $(18.39)         $ (6.01)       $ (6.57)          $  1.03

See accompanying notes to consolidated financial statements.

                         DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL DEFICIENCY

                               Six months ended June 30, 1995



                                             Limited            General
                                             Partners           Partners          Total
Partners' capital deficiency
  at January 1, 1995                      $(15,019,464)       $(3,260,230)    $(18,279,694)

Net loss                                      (516,533)           (21,522)        (538,055)

Partners' capital deficiency
  at June 30, 1995                        $(15,535,997)       $(3,281,752)    $(18,817,749)



See accompanying notes to consolidated financial statements.

                         DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Six months ended June 30, 1995 and 1994


                                                                 1995              1994

Cash flows from operating activities:
  Net (loss) income                                          $  (538,055)      $    84,252
  Adjustments to reconcile net (loss) income to net
  cash flow from operating activities:
    Depreciation and amortization                              1,190,412         1,860,354
    Loss on write-down of real estate held for sale            1,043,167              -
    Equity in net losses of unconsolidated partnerships          449,670           271,568
    Minority interests in joint ventures' operations               2,273               100
    Minority interests in joint ventures' contributions             -               90,803
    Decrease (increase) in:
       Accounts receivable                                       480,517           (68,630)
       Deferred expenses                                         (66,907)         (179,567)
       Other assets                                               54,734            76,756
    Increase (decrease) in:
       Accounts payable and accrued expenses                      76,032          (415,843)
       Due to affiliates                                         121,508           (30,432)
       Other liabilities                                          79,672            43,981

  Net cash provided by operating activities                    2,893,023         1,733,342

Cash flows from investing activities:
  Investments in real estate                                    (216,289)         (226,077)
  Distributions from unconsolidated partnerships                    -               94,810

  Net cash used in investing activities                         (216,289)         (131,267)

Cash flows from financing activities:
    (Repayment of) proceeds from mortgage notes payable       (3,088,320)           47,031
    Borrowings from affiliates                                   254,043           181,909

  Net cash (used in) provided by financing activities         (2,834,277)          228,940

(Decrease) increase in cash and cash equivalents                (157,543)        1,831,015

Cash and cash equivalents at beginning of period               4,706,167         3,642,942

Cash and cash equivalents at end of period                   $ 4,548,624       $ 5,473,957

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 2,361,064       $ 2,230,054

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

Net (loss) income per Unit amounts are calculated by dividing net (loss) income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim periods.

2.  Real Estate

During the second quarter of 1995, the Partnership determined to sell the warehouse and the undeveloped land at Braker Center in 1995.
Accordingly, the property was reclassified to real estate held for sale, and its carrying value was reduced to $8.2 million (its estimated fair value net of selling costs), resulting in a loss of $1,043,167. Also during the second quarter, the Partnership paid a fee of approximately $165,000 (included in interest expense) to the mortgage lender on the warehouse for an extension of the loan's maturity through October 1, 1995.

Subsequent to quarter-end, the Partnership entered into an agreement to sell the property, at a price approximating its revised carrying value. $3.7 million of proceeds from the sale will be used to pay down the mortgage on the warehouse.

In December 1994, the partnership which owns the four office/R&D buildings at Braker Center ("Office/R&D Building Partnership") was in default on its loan. The Office/R&D Building Partnership has two general partners: (i) L.S. Braker Associates ("Braker Associates"), a subsidiary of the Partnership, and (ii) an unaffiliated partner. The unaffiliated general partner caused the partnership to file for protection under Chapter 11 of the United States Bankruptcy Code. Braker Associates had not consented to the filing and the unaffiliated general partner has initiated litigation to compel it to do so. The ultimate outcome of the litigation and the Office/R&D Building Partnership's Chapter 11 reorganization is uncertain.

In May 1995, the Partnership and Hyatt Hotel Corporation modified the management agreement for the hotel at Bayport Plaza. Under the terms of the new agreement, Hyatt is entitled to an annual fee equal to a percentage of the hotel's net revenues in excess of annual debt service, not to exceed an overall percentage cap. In addition, Hyatt has agreed to certain expense reductions that should increase the hotel's cash flow. During the second quarter of 1995, the Partnership prepaid $3 million of the senior debt at the hotel with accumulated cash.

3.  Related Party Transactions

The Partnership had borrowed funds from an affiliate of Realty to fund property operating deficits and capital expenditures at certain properties. Interest expense, calculated at the prime rate, was $129,297 and $86,481 for the six months ended June 30, 1995 and 1994, respectively. The prime rate was 9.0% at June 30, 1995. At June 30, 1995 and 1994, the balances due to the affiliate, including accrued interest, were $2,964,946 and $2,720,207, respectively.

Additionally, in conjunction with a 1991 refinancing of the hotel at Bayport Plaza, an affiliate of Realty guaranteed a maximum of $5,350,000 of the first mortgage debt. Advances made by the guarantor to the first mortgage lender under this guaranty (which constitute loans from the guarantor to the Partnership which must be repaid by the Partnership) equalled $2,166,098 through June 30, 1995 and 1994. Consequently, the remaining potential liability of the guarantor to the lender under the guaranty as of June 30, 1995 was $3,183,902. Taking into account interest accruals at the prime rate, as a result of these advances under the guaranty, the Partnership owed the guarantor $2,742,843 and $2,520,752 as of June 30, 1995 and 1994, respectively. No portion of this indebtedness to the affiliate has been repaid to date.

The Managing General Partner is entitled to receive a management fee based on a percentage of the Partnership's distributable cash. Because there was no distributable cash flow, the Managing General Partner did not receive a fee for the six months ended June 30, 1995 or 1994. As of June 30, 1995 and 1994, $422,987 remained unpaid.

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the six months ended June 30, 1995 and 1994, the Partnership incurred $124,286 and $113,472, respectively, for these services. As of June 30, 1995 and 1994, the balances due to Realty were $957,440 and $804,053, respectively.

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

Many real estate markets are stabilizing or improving, primarily due to the continued absence of significant construction activity. However, the recovery of the office market has been and may continue to be slow because tenant demand is weak as a result of slow job growth. Increases in import/export sales could provide support for continuing absorption of space. Improvement in the economy and a lack of new construction in the hotel market is slowly resulting in increased occupancy and room rates.

Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

The Partnership's liquidity depends upon cash flow from operations of its properties and expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. For the six months ended June 30, 1995, all the Partnership's property investments generated positive cash flow from operations. The Partnership expects that its property investments will continue to generate positive cash flow for the remainder of 1995.

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

As of June 30, 1995, the Partnership has borrowed $5,707,789, including accrued and unpaid interest, from an affiliate of the Managing General Partner.

The Partnership has not paid a distribution to the Partners since the fourth quarter of 1990. Through June 30, 1995, the General Partners have deferred cash distributions totaling $262,316.

See also Note 2 to the consolidated financial statements in Item 1.

Operations

Fluctuations in the Partnership's operating results for the three and six months ended June 30, 1995, as compared to 1994, are primarily attributable to the following:

The increase in hotel operating revenue is primarily the result of increased food and beverage income. Hotel operating expenses declined because increases in food and beverage costs were more than offset by decreased management fees.

The decreases in rental revenue and property operating expense is attributable to the sale of one of the warehouses at Braker Center in 1994. Rental revenue also decreased because of lower pass-through revenue in 1995 than in 1994.

Depreciation expense decreased primarily because certain of the assets at the hotel at Bayport Plaza are fully depreciated.

Equity in net losses of partnerships increased as a result of the accrual to recognize rental revenue on a straight-line basis and increased interest and operating expenses at Peninsula Office Park.

Increases in general and administrative expenses and primarily attributable to increased legal fees.

A summary of the hotel, office and warehouse/research and development building markets where the Partnership's properties are located and the performance of each property is as follows:

The hotel market in the Westshore area of Tampa Bay, FL continued to improve during the six months ended June 30, 1995 as a result of improvements in the economy and a lack of new supply. As of June 30, 1995, average occupancy was 74%. As described above, revenues and profits at the Bayport Plaza Hyatt Regency Hotel increased during the first six months of 1995.

The Bayport Plaza Office Building, located in the same project as the Hotel, is in an improved office market due to a lack of new construction. The market vacancy rate for Class A buildings in the Westshore market is approximately 12%. However, the downtown Tampa market is significantly weaker, and this may adversely impact the Westshore market. However, during the first six months of 1995, occupancy at the property increased from 90% to 97%.

Braker Center, located in the Austin, TX industrial market, consists of four office/research and development buildings, a warehouse and vacant land. The industrial building market in Austin remains strong. The current market vacancy rate is 5%, which has resulted in new development of warehouse space. An estimated 559,000 square feet of new warehouse space is currently under construction. During the first six months of 1995, occupancy at the four office/research and development buildings increased from 85% to 90% and the occupancy at the warehouse remained at 100%.

The office market in San Mateo, CA, the location of Peninsula Office Park, is characterized by declining vacancy rates (approximately 4% at June 30, 1995), steady leasing activity, and diminishing availability of space greater than 20,000 square feet. As of June 30, 1995, occupancy at the six office buildings increased from 99% to 100%. The 17,000 square foot restaurant remains vacant.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K - not applicable

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


                                            DEAN WITTER REALTY GROWTH
                                            PROPERTIES, L.P.


                                            By:   Dean Witter Realty Growth
                                                    Properties Inc.
                                                  Managing General Partner



Date:  August 14, 1995                      By:   /s/E. Davisson Hardman, Jr.
                                                  E.  Davisson Hardman, Jr.
                                                  President


Date:  August 14, 1995                      By:   /s/Lawrence Volpe
                                                  Lawrence Volpe
                                                  Controller
                                                  (Principal Financial and
                                                   Accounting Officer)