Form 10-Q
period 1995-09-30
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1995-11-14
CIK 765923

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-Q

[ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                         For the period ended September 30, 1995

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

                            Yes      X         No

                               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                                 CONSOLIDATED BALANCE SHEETS


                                                         September 30,         December 31,
                                                              1995                 1994

                                           ASSETS
Real estate, at cost:
  Buildings and improvements                              $ 52,195,756        $ 55,690,646
  Land and land improvements                                 6,906,449          13,161,632
                                                            59,102,205          68,852,278
  Accumulated depreciation                                  22,894,436          22,452,497
                                                            36,207,769          46,399,781

Real estate held for sale                                    2,276,381                -
Cash and cash equivalents, at cost
  which approximates market                                  1,216,188             663,387
Deferred expenses, net                                       1,453,484           1,655,347
Accounts receivable                                          1,358,694           1,870,771
Restricted cash                                              3,776,892           4,042,780
Other assets                                                   418,361             465,922

                                                          $ 46,707,769        $ 55,097,988


                        LIABILITIES AND PARTNERS' CAPITAL DEFICIENCY


Mortgage notes payable                                    $ 48,174,949        $ 54,936,984
Due to affiliates                                            6,256,277           6,712,665
Accounts payable and accrued expenses                        3,342,364           3,270,432
Other liabilities                                              482,648             509,280
Excess of distributions and losses over
  cost of investment in unconsolidated partnerships          7,288,382           6,704,781
Minority interests                                           1,220,822           1,243,540

                                                            66,765,442          73,377,682

Partners' capital deficiency:
  General partners                                          (3,331,349)         (3,260,230)
  Limited partners ($1,000 per Unit,
    78,594 Units issued)                                   (16,726,324)        (15,019,464)

    Total partners' capital deficiency                     (20,057,673)        (18,279,694)

                                                          $ 46,707,769        $ 55,097,988

                See accompanying notes to consolidated financial statements.
/TABLE

                                DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three and nine months ended September 30, 1995 and 1994

                                              Three months ended                Nine months ended
                                                  September 30,                   September 30,
                                             1995             1994            1995            1994
Revenues:
 Hotel operating                           $ 5,272,445      $ 5,297,067    $20,143,508       $19,818,221
 Rental                                        349,505          551,920      1,095,016         1,613,429
 Interest and other                             33,139           30,073         98,062            86,944
                                             5,655,089        5,879,060     21,336,586        21,518,594

Expenses:
 Hotel operating                             4,555,639        4,631,065     14,851,972        15,031,558
 Property operating                            131,098          124,508        264,191           397,960
 Interest                                    1,319,332        1,309,050      4,194,648         3,860,770
 Depreciation                                  589,528          860,055      1,641,738         2,550,040
 Amortization                                   50,635           70,572        188,837           240,941
 Equity in net losses of
   unconsolidated partnerships                 173,715          336,051        623,385           607,619
 General and administrative                    112,167           92,985        341,455           290,580
 Loss (gain) on write-down of real estate
   sold/held for sale                          (12,110)            -         1,031,057              -
                                             6,920,004        7,424,286     23,137,283        22,979,468

Loss before minority interest               (1,264,915)      (1,545,226)    (1,800,697)       (1,460,874)

Minority interest in earnings
 of consolidated partnerships                   24,991           31,244         22,718            31,144

Net loss                                   $(1,239,924)     $(1,513,982)   $(1,777,979)      $(1,429,730)


Net loss allocated to:
 Limited partners                          $(1,190,327)     $(1,453,423)   $(1,706,860)      $(1,372,541)
 General partners                              (49,597)         (60,559)       (71,119)          (57,189)

                                           $(1,239,924)     $(1,513,982)   $(1,777,979)      $(1,429,730)

Net loss per Unit of limited partnership
 interest                                      $(15.15)         $(18.49)       $(21.72)          $(17.46)




                       See accompanying notes to consolidated financial statements.

                         DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL DEFICIENCY

                            Nine months ended September 30, 1995


                                             Limited            General
                                             Partners           Partners          Total

Partners' capital deficiency
  at January 1, 1995                      $(15,019,464)       $(3,260,230)    $(18,279,694)

Net loss                                    (1,706,860)           (71,119)      (1,777,979)

Partners' capital deficiency
  at September 30, 1995                   $(16,726,324)       $(3,331,349)    $(20,057,673)





























                See accompanying notes to consolidated financial statements.

                         DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Nine months ended September 30, 1995 and 1994



                                                                 1995              1994

Cash flows from operating activities:
  Net loss                                                   $(1,777,979)      $(1,429,730)
  Adjustments to reconcile net loss to net
  cash flow from operating activities:
    Depreciation and amortization                              1,830,575         2,790,981
    Loss on write-down of real estate sold/held for sale       1,031,057              -
    Equity in net losses of unconsolidated partnerships          623,385           607,619
    Minority interests in joint ventures' operations             (22,718)          (31,144)
    Decrease (increase) in:
       Deferred expenses                                          13,026          (183,180)
       Accounts receivable                                       512,077          (174,164)
       Restricted cash                                           265,888        (1,224,304)
       Other assets                                               47,561            60,227
    Increase (decrease) in:
       Accounts payable and accrued expenses                      71,932           (43,342)
       Due to affiliates                                        (456,388)          252,572
       Other liabilities                                         (26,632)           15,302

  Net cash provided by operating activities                    2,111,784           640,837

Cash flows from investing activities:
  Net proceeds from sale of real estate                        5,764,052              -
  Investments in real estate                                    (521,216)         (721,115)
  (Investment in) distributions from
    unconsolidated partnerships                                  (39,784)           94,810

  Net cash provided by (used in) investing activities          5,203,052          (626,305)

Cash flows from financing activities:
  (Repayment of) proceeds from mortgage notes payable         (6,762,035)           67,094
  Additional investment by minority interest                        -               90,803

  Net cash (used in) provided by financing activities         (6,762,035)          157,897

Increase in cash and cash equivalents                            552,801           172,429

Cash and cash equivalents at beginning of period                 663,387         1,221,573

Cash and cash equivalents at end of period                   $ 1,216,188       $ 1,394,002

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 3,438,310       $ 3,181,814

                See accompanying notes to consolidated financial statements.
/TABLE

                         DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                            Consolidated Statements of Cash Flows

                        Nine months ended September 30, 1995 and 1994
                                          (Cont'd)

                                                           1995                    1994

Supplemental disclosure of non-cash investing activities:

  Reclassification of real estate held for sale:

    Real estate, at cost
       Land                                           $  2,276,381            $       -

       Real estate held for sale                      $  2,276,381            $       -































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

The Partnership's current restricted cash balances are being reserved primarily for debt service, working capital, and the replacement of certain furniture, fixtures and equipment at the hotel pursuant to the hotel loan and management agreements.

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

Effective January 1, 1995, the Partnership has adopted the provisions of Financial Accounting Standards 121 regarding the impairment of long lived assets; adoption was not required until after December 31, 1995. If the partnership had adopted the provision of this standard in 1994, the Partnership would have recognized an impairment loss of approximately $1 million on the Braker Properties which were subsequently sold in 1994, rather than in 1995 when the decision was made to sell the property as described in Note 2.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the transactions discussed in Note 2 regarding the sales at Braker Center, such adjustments consist only of normal recurring accruals.

Certain 1994 amounts have been reclassified to conform to 1995 presentation.

2.  Real Estate

During the second quarter of 1995, the Partnership determined to sell the
warehouse and the undeveloped land at Braker Center.   Accordingly, the
property was reclassified to real estate held for sale, and its carrying value was reduced to $8.2 million (its estimated fair value net of selling costs), resulting in a loss of approximately $1,043,000. The Partnership also paid a fee of approximately $165,000 (included in interest expense) to the mortgage lender on the warehouse for an extension of the maturity of the $3.7 million mortgage loan through October 1, 1995.

In August 1995, the Partnership entered into an Agreement of Sale with Hill Partners, Inc., an unaffiliated party, to sell these properties for a minimum sales price which was approximately $12,000 more than their reduced carrying value. The closing of the sale of the warehouse and one parcel of land, for a net purchase price of approximately $5,764,000, took place on September 1, 1995. At closing, the Partnership repaid the $3.7 million mortgage note which was the only debt encumbering the property.

The closings of the sales of three of the remaining parcels of land are scheduled to occur in November 1995 and February 1996. The closing of the sale of the final parcel of land is scheduled to occur in February 1997. Pursuant to the Agreement of Sale, the Partnership may continue to market the final parcel prior to the closing date of the sale of that parcel. If the final parcel is sold to a third party, the excess of the proceeds from such sale over the purchase price otherwise to be paid by Hill Partners, Inc. will be divided between the Partnership and Hill Partners, Inc.

The sale of the warehouse and vacant land will reduce future Partnership earnings and cash flow. The aggregate net income from these properties during the three- and nine-month periods ended September 30, 1995 (including interest expense of approximately $225,000 and $56,000, respectively) was approximately $14,000 and $75,000, respectively.

In December 1994, the partnership which owns the four office/R&D buildings at Braker Center ("Office/R&D Building Partnership") was in default on its loan. The Office/R&D Building Partnership has two general partners: (i) L.S. Braker Associates ("Braker Associates"), a subsidiary of the Partnership, and (ii) an unaffiliated partner. The unaffiliated general partner caused the Office/R&D Building Partnership to file for protection under Chapter 11 of the United States Bankruptcy Code. Braker Associates had not consented to the filing and the unaffiliated general partner has initiated litigation to compel it to do so. The ultimate outcome of the litigation and the Office/R&D Building Partnership's Chapter 11 reorganization is uncertain. No write-down of the property was deemed necessary.

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

3.  Related Party Transactions

Prior to 1994, the Partnership borrowed funds from an affiliate of Realty to fund property operating deficits and capital expenditures at certain properties. Interest expense, calculated at the prime rate, was $196,067 and $138,952 for the nine months ended September 30, 1995 and 1994, respectively. The prime rate was 8.75% at September 30, 1995. At September 30, 1995 and 1994, the balances due to the affiliate, including accrued interest, were $3,026,716 and $2,772,678, respectively.

During the third quarter of 1995, the affiliate and the Partnership agreed to amend and restate the Partnership's borrowing relationship.
The Partnership agreed to repay all outstanding amounts borrowed from the affiliate, including accrued and unpaid interest, no later than April 1, 1996. In addition, new advances to the Partnership under the Partnership's line of credit are capped at $500,000. The amended and restated credit facility expires July 31, 1996.

Additionally, in conjunction with a 1991 refinancing of the hotel at Bayport Plaza, an affiliate of Realty guaranteed a maximum of $5,350,000 of the first mortgage debt. Advances (all of which were made prior to 1994) by the guarantor to the first mortgage lender under this guaranty (which constitute loans from the guarantor to the Partnership which must be repaid by the Partnership) equalled $2,166,098 through September 30, 1995 and 1994. Consequently, the remaining potential liability of the guarantor to the lender under the guaranty as of September 30, 1995 was $3,183,902. Interest expense, calculated at the prime rate, was $181,691 and $129,052 for the nine months ended September 30, 1995 and 1994, respectively. At September 30, 1995 and 1994, the balances the Partnership owed the guarantor, including accrued interest, were $2,804,788 and $2,569,378 as of September 30, 1995 and 1994,
respectively. No portion of this indebtedness to the affiliate has been repaid to date.

The Managing General Partner is entitled to receive a management fee based on a percentage of the Partnership's distributable cash. Because there was no distributable cash flow, the Managing General Partner did not receive a fee for the nine months ended September 30, 1995 or 1994. As of September 30, 1995 and 1994, $422,987 of management fees earned prior to 1992 remained unpaid.

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine months ended September 30, 1995 and 1994, the Partnership incurred $163,811 and $170,208, respectively, for these services. As of September 30, 1995 and 1994, the balances due to Realty were $1,786 and $861,264, respectively.

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

Office space absorption nationwide remains positive but has recently slowed somewhat. Continued space absorption and restrained construction are reducing vacancy levels of office properties in certain markets. With the substantial amount of office space still available, however, rental rates are improving only modestly and in select regions. At current rental rates, significant office construction activity is considered unlikely in the near-term in all but a few markets. Research and development space in certain areas continues to be in demand as a result of increasing investment in technology. The balance between supply and demand in the hotel industry and an increase in consumer travel have caused occupancies at many hotels to rise.

Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

The Partnership's liquidity depends upon cash flow from operations of its properties and expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. For the three and nine months ended September 30, 1995, all the Partnership's property investments generated positive cash flow from operations. The Partnership expects that they will continue to do so.

The Partnership's current restricted cash balances are being reserved primarily for debt service, working capital, and the replacement of certain furniture, fixtures and equipment at the hotel pursuant to the hotel loan and management agreements.

Through September 30, 1995, such reserves were used to fund approximately $521,000 of capital improvements at the hotel consisting primarily of room furnishings. The Partnership expects to incur approximately
$180,000 of such capital expenditures for the remainder of 1995.

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

As of September 30, 1995, the Partnership has borrowed $5,831,504, including accrued and unpaid interest, from an affiliate of the Managing General Partner. During the third quarter of 1995, the affiliate and the Partnership agreed to amend and restate the Partnership's borrowing relationship. The Partnership agreed to repay all outstanding amounts borrowed from the affiliates, including accrued and unpaid interest, no later than April 1, 1996. In addition, new advances to the Partnership under the Partnership's line of credit are capped at $500,000. The amended and restated credit facility expires July 31, 1996.

The Partnership has not paid a distribution to the Partners since the fourth quarter of 1990. Through September 30, 1995, the General Partners have deferred cash distributions totaling $262,316.

During the second quarter of 1995, the Partnership determined to sell the warehouse and the undeveloped land at Braker Center in 1995 because it believed an attractive price could be obtained considering various market and property-specific factors, including the strength in the Austin, Texas industrial market in general, the overall strength in the warehouse market in particular, and the fact that the warehouse was 100% occupied pursuant to a lease with Dell Computer through 2001.

As disclosed in Note 2 to the consolidated financial statements in Item 1, the closing for the warehouse and a portion of the vacant land at the
Braker Center took place on September 1, 1995.   The net sales proceeds
of $5.7 million were used to repay the $3.7 million mortgage loan outstanding on the warehouse and approximately $1.0 million of amounts due to affiliates for various services, as described in Note 3 to the consolidated financial statements in Item 1. The remaining proceeds will be retained by the Partnership as reserves for debt reduction and other Partnership purposes.

The aggregate net income from the warehouse and vacant land during the three- and nine-month periods ended September 30, 1995 (including interest expense of approximately $225,000 and $56,000, respectively) was approximately $14,000 and $75,000, respectively.

Operations

Fluctuations in the Partnership's operating results for the three and nine months ended September 30, 1995, as compared to 1994, are primarily attributable to the following:

The increase in hotel operating revenue is primarily the result of increased food and beverage income. Hotel operating expenses declined because increases in food and beverage costs were more than offset by decreased management fees.

The decreases in rental revenue and property operating expense are attributable to the sale of one of the warehouses at Braker Center in March 1994 and, to a lesser extent, the sale of the warehouse at Braker Center in September 1995. Rental revenue also decreased because of lower pass-through revenue in 1995 than in 1994.

The increase in interest expense is primarily due to higher average interest rates in 1995.

Depreciation expense decreased primarily because certain of the assets at the hotel at Bayport Plaza are fully depreciated.

Increases in general and administrative expenses are primarily attributable to increased legal fees in regard to the modification of the Hyatt Management Agreement.

A summary of the hotel, office and warehouse/research and development building markets where the Partnership's properties are located and the performance of each property is as follows:

The hotel market in the Westshore area of Tampa Bay, FL continued to improve during the third quarter of September 30, 1995 as a result of improvements in the economy and a lack of new supply. Average occupancy for the nine-month period ended September 30, 1995, as compared to the same time period in 1994 decreased slightly from 69% to 68%.

The Bayport Plaza Office Building, located in the same project as the Hotel, is in a strong market due to a lack of new construction. The market vacancy rate for Class A buildings in the Westshore market is approximately 12%. However, the downtown Tampa market is significantly weaker, and this may adversely impact the Westshore market. During the third quarter of 1995, occupancy at the property increased slightly from 97% to 98%. No significant leases expire during the remainder of 1995 or 1996.

The Partnership's remaining investment in Braker Center, located in the Austin, TX industrial market, consists of four office/research and development buildings and vacant land. The industrial building market in Austin, with a current vacancy rate of approximately 5%, remains strong. During the third quarter of 1995, occupancy at the four office/research and development buildings increased from 90% to 97%. No significant leases expire during the remainder of 1995 or 1996. The warehouse and vacant land are in the process of being sold; see Note 2 to the consolidated financial statements in Item 1.

The office market in San Mateo, CA, the location of Peninsula Office Park, is characterized by declining vacancy rates (approximately 3% at September 30, 1995), steady leasing activity, and diminishing availability of space greater than 20,000 square feet. During the third quarter of 1995, occupancy at the six office buildings decreased slightly from 100% to 99%. The 17,000 square foot restaurant remains vacant. No significant leases expire during the remainder of 1995 or 1996.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits - not applicable.

          (b)  Reports on Form 8-K -
               Report, dated September 1, 1995, of the Agreement to sell one of the warehouses and the vacant land at the Braker Center.

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


                                            DEAN WITTER REALTY GROWTH
                                            PROPERTIES, L.P.


                                            By:   Dean Witter Realty Growth
                                                    Properties Inc.
                                                  Managing General Partner



Date:  November 14, 1995                    By:   /s/E. Davisson Hardman, Jr.
                                                  E. Davisson Hardman, Jr.
                                                  President


Date:  November 14, 1995                    By:   /s/Lawrence Volpe
                                                  Lawrence Volpe
                                                  Controller
                                                  (Principal Financial and
                                                   Accounting Officer)