Form 10-K
period 1995-12-31
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1996-04-01
CIK 765923

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                             FORM 10-K

[ X ]                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                            For the fiscal year ended December 31, 1995

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

                                  Yes    X   .       No        .

Indicate by check mark if disclosure files pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of
the registrant.   Not Applicable

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

     The Partnership issued 78,594 units of limited partnership interests (the "Units") with gross proceeds of $78,594,000. The offering has been terminated and no additional Units will be sold. The proceeds from the offering were used to make leveraged investments in three office properties (one of which was lost through foreclosure in 1992), an industrial park (a portion of which was disposed of in 1995) and a hotel. The properties are described in Item 2 below.

     The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is set forth in the Partnership's financial statements in Item 8 below.

     The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. Further information regarding competition and market conditions where the Partnership's properties are located is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Partnership has no employees.

     All of the Partnership's business is conducted in the United States.

ITEM 2.       PROPERTIES.

The Partnership's principal offices are located at Two World Trade Center, New York, New York 10048. The Partnership has no other offices.

The Partnership owns, through partnership interests, the following property interests. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.

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
Braker Center, Phase III
  North Austin, TX
  Warehouse building2                          150              1985/1985            $3,848             99% General Part-
                                                                                                        nership interest.

  Land2                                      28 acres             NA/1985           $10,108             99% general part-
                                                                                                        nership interest.

  Four Office/R&D buildings2                    100             1986/1985              -                49.5% indirect general
                                                                                                        partnership interest
                                                                                                        in a partnership which
                                                                                                        owns the property.

Peninsula Office Park1                          379          1972-82/1985            $6,026             49.9% indirect
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

2.    Disposed of in part or in full in 1995.  See Item 7, Management's Discussion and
      Analysis of Financial Condition, and Note 4 to the consolidated financial statements in
      Item 8.

            Each improved property has been built with on-site parking facilities.

ITEM 3.     LEGAL PROCEEDINGS.

On December 27, 1995, a class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. and others as defendants was filed in Superior Court in California. The complaint alleges fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and seeks compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants have removed the case to the United States District Court for the Southern District of California.
The parties have signed a stipulation requesting that the action be transferred to the United States District Court for the Southern District of New York. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 14, 1996, a class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co., and Dean Witter Reynolds Inc. as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges reckless and/or negligent misrepresentation and nondisclosure, breach of fiduciary duty and related claims and seeks an accounting of profits and rescissory and/or compensatory damages in unspecified amounts. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 23, 1996, a class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co., Dean Witter Reynolds Inc. and others as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in unspecified amounts, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 29, 1996, a class action lawsuit (the "Segel Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter Reynolds Inc., Dean Witter, Discover & Co. and others as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in unspecified amounts, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                             PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

      An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow limited partners, (the "Limited Partners") to transfer their units, if a suitable buyer can be located.

      As of March 18, 1996 there were 6,123 holders of limited partnership interests.

      The Partnership is a limited partnership and, accordingly, does not pay dividends. However, the Partnership Agreement permits distributions of "Distributable Cash" to its partners. Pursuant to the Partnership Agreement, Distributable Cash is to be paid 96% to the Limited Partners, after the Managing General Partner has received a management fee of 6.25% of Distributable Cash. The Managing General Partner did not receive a management fee in 1995, 1994 or 1993 because the Partnership did not pay a cash distribution in any of those years.

      Sale or refinancing proceeds will generally be distributed (i) to the Limited Partners until they have received a return of their capital contributions; (ii) to the General Partners until they have received
1.01% of the amount distributed to the Limited Partners; (iii) 99% of any remaining amounts to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative distributions in an amount sufficient to provide a 6% cumulative annual return on their adjusted capital contributions; and (iv) 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, not in excess of 3% of the aggregate gross sales prices of all properties. During the years ended December 31, 1995 and 1994, the Partnership did not distribute any sale or refinancing proceeds.

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

      ITEM 6.   SELECTED FINANCIAL DATA.

      The following sets forth a summary of selected financial data for the
      Partnership:

                                 Dean Witter Realty Growth Properties, L.P.
                                          Years ended December 31:

                                 1995             1994            1993             1992             1991

Total revenues              $ 28,731,324     $ 28,095,985    $ 27,391,611      $ 28,243,603     $ 29,502,208

Loss before extra-
  ordinary item             $ (2,387,229)1   $ (1,105,050)   $ (5,550,240)2    $ (6,421,433)    $ (7,331,621)

Extraordinary item          $  1,938,6453    $       -       $       -        $     422,1233    $       -

Net loss                    $   (448,584)1   $ (1,105,050)   $ (5,550,240)2    $ (5,999,310)    $ (7,331,621)

Per unit of Limited
  Partnership interest:

  Loss before extra-
    ordinary item           $      (5.22)1   $     (13.50)    $    (67.79)2    $     (78.44)    $     (89.55)

  Extraordinary gain        $         -      $        -      $        -        $       5.16     $       -

  Net loss                  $       (5.22)   $     (13.50)   $     (67.79)     $     (73.28)    $     (89.55)

  Cash distributions paid   $         -      $        -      $        -        $        -       $        -

Total assets                $  41,836,913    $  55,097,988   $ 58,385,005      $ 87,483,150     $100,445,904

Long-term debt due after
  one year                  $        -       $  54,936,984  $  57,844,135      $ 84,193,991     $ 92,305,541

1Includes a $1,249,457 loss on the sale of real estate.  See Note 4 to the consolidated financial statements in Item 8.

2Includes a $334,988 loss on the sale of real estate.

3Represents gain on extinguishment of debt due to foreclosure of a property.

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

       The condition of the real estate markets varies among different regions of the country and by property type. The relative absence of office construction as well as growth in business services has resulted in absorption of office space in certain cities of the Northeast and Southeast. In selected cities in the West, technology and entertainment companies are providing steady demand for office properties. In most markets, office construction is limited to build-to-suit projects. For the hotel industry, demand for rooms has revived with little new construction. As a result, average daily rates, occupancy levels and profits have increased at many hotel properties.

       The Managing General Partner plans to offer for sale in 1996 the Bayport Plaza hotel and Peninsula Office Park properties. However, there can be no assurance that the properties will be sold.

       The Partnership's liquidity depends upon cash flow from operations of its properties and capital expenditures. In 1995, all of the Partnership's property investments generated positive cash flow from operations, and it is anticipated that they will continue to do so.

       In addition, the Partnership's liquidity will be affected by the sale of the Partnership's properties. Because the Partnership has fewer income-producing investments, the Partnership's cash from operations will decline in 1996 and thereafter.

       In 1995, Partnership cash flow from operations exceeded capital expenditures and investments in joint ventures, and the Partnership expects that this will continue in 1996.

       The Partnership's current restricted cash balances are being reserved primarily for debt service, working capital, and the replacement of certain furniture, fixtures and equipment at the Bayport Plaza hotel pursuant to the hotel loan and management agreements. In 1996, Bayport Plaza hotel expects to incur capital expenditures of approximately $175,000.

       The Partnership has lent $210,005 to the Peninsula Office Park investment as of December 31, 1995. The loan bears interest at the prime rate plus 1%. Peninsual Office Park expects to incur capital expenditures of approximately $1 million to be funded from cash reserves at the Joint Venture.

       In August 1995, the Partnership entered into an Agreement of Sale with Hill Partners, Inc., an unaffiliated party, to sell some of the Braker Center properties for a minimum sales price which was approximately $8.2 million. The closings of the sale of the warehouse and four parcels of land, for a net purchase price of approximately $6,594,000 took place in September and November 1995. At the September closing, the Partnership repaid the $3.7 million mortgage encumbering the property. The remaining proceeds will be used to repay borrowings from an affiliate of Realty and for reserves to fund future leasing costs at the Partnership's other properties.

       The sales closings for one of the remaining parcels of land is scheduled to occur in April 1996, and the closing of the sale of the final parcel of land is scheduled to occur no later than May 1997. Pursuant to the Agreement of Sale, the Partnership may continue to market the final parcel prior to the closing date of the sale of that parcel.
If the final parcel is sold to a third party, the excess of the proceeds from such sale over the purchase price otherwise to be paid by Hill Partners, Inc. will be divided between the Partnership and Hill Partners.

       In December 1994, the partnership which owned the four office/R&D buildings at Braker Center was in default on its mortgage loan. In January 1995, the Partnership's joint venture partner placed 46 of its properties, including the entity owning the four office/R&D buildings at Braker Center, under bankruptcy protection. The Partnership did not consent to this bankruptcy filing. The joint venture partner subsequently submitted a plan of reorganization which was approved by the bankruptcy court in November. The reorganization plan required the Partnership to contribute additional equity to the joint venture in order to retain its interest in the joint venture. The Managing General Partner believed that the plan of reorganization was not favorable to the Partnership and that additional investment was not justified and, accordingly, did not contribute additional equity. As a result, the Partnership lost its interest in the buildings.

       Since the mortgage loan on the four office/R&D buildings exceeded their carrying value, the loss of the buildings resulted in a non-cash gain of $1,938,645 which was reported as an extraordinary item. Net loss and cash flow from operations of these properties in 1995 were approximately $222,000 and $55,000, respectively.

       In May 1995, the Partnership and Hyatt Hotel Corporation modified the management agreement for the hotel at Bayport Plaza. Under the terms of the new agreement, Hyatt is entitled to an annual fee equal to a percentage of the hotel's net revenues in excess of annual debt service, not to exceed an overall percentage cap. In addition, Hyatt has agreed to certain expense reductions that should increase the hotel's cash flow. During the second quarter of 1995, the Partnership prepaid $3 million of the senior debt at the hotel from restricted cash reserves. The Partnership expects to refinance the $42 million mortgage secured by the hotel prior to maturity in 1996.

       The Partnership has not paid a distribution to the Partners since the fourth quarter of 1990 and does not expect to pay a distribution in 1996. Through December 31, 1990, the General Partners have deferred receipt of cash distributions of $262,316.


       Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.


       Operations

       Fluctuations in the Partnership's operating results for the year ended December 31, 1995, compared to 1994 and 1994 compared to 1993 are primarily attributable to the following:

       The hotel's average occupancy rate was 67% in 1995, 69% in 1994, and 62% in 1993. The hotel's room revenue increased in 1995 compared to 1994 because increases in room rates offset the slight decrease in occupancy. Food beverage and other revenue increased because of increases in banquet and in-room dining sales. The increases in food and beverage sales led to a corresponding increase in related expenses. Room expenses decreased in 1995 compared to 1994 because of reduced managment fees due to the renegotiated management contract with Hyatt. The hotel's operating revenue increased during 1994 as compared to 1993 as a result of an increased average daily room rate, higher occupancy and an increase in food and beverage income. The increase in occupancy was primarily related to an increase in group room sales. Food and beverage revenue increased primarily due to greater banquet sales, in-room dining sales and outlet beverage sales. The higher operating revenue led to higher hotel operating expenses.

       The decreases in rental income, property operating expenses, depreciation and amortization in 1995 compared to 1994 are attributable to the disposition of the Partnership's interests in the properties at Braker Center in 1995. The decreases in rental income, property operating expenses, interest expense, depreciation and amortization in 1994 compared to 1993 are attributable to the change from consolidation to the equity method of accounting for the Partnership's investment in the Bayport Plaza office building in July 1993 and the sale of a building at Braker Center in October 1993.

       Interest expense increased in 1995 compared to 1994 primarily because of the increase in the interest rate on the Bayport Plaza hotel mortgage to 9% in 1995.

       Equity in net losses of partnerships reflect the operations at the Peninsula Office Park for all years presented. See Note 5 to the consolidated financial statements.

       General and administrative expenses were higher in 1995 compared to 1994 as a result of legal fees incurred in connection with the modification of the Hyatt management agreement and the bankruptcy reorganization at the Braker Center properties. General and administrative expenses were higher in 1993 compared to 1994 because of legal fees incurred in connection with the restructuring of the Bayport Plaza Office building investment in 1993.

       The losses on sales of real estate resulted from sales of properties at Braker Center in 1995 and 1993. See Note 4 to the consolidated financial statements.

       A summary of the hotel, office and warehouse/research and development building markets where the Partnership properties are located and the performance of each property is as follows:

       The hotel market in the Westshore area of Tampa Bay, FL continued to improve during 1995 as a result of improvements in the economy and a lack of new supply.

       The Bayport Plaza Office Building, located in the same project as the Hotel, is in a strong market. The market vacancy rate for Class A buildings in the Westshore market is approximately 13%. However, the downtown Tampa market is significantly weaker, and this may adversely impact the Westshore market. As of December 31, 1995, occupancy at the property increased to 96% from 93% in the prior year. The property is leased to 32 tenants. Tenants occupying more than 10% of the building space are: Prudential Insurance, the Federal Insurance Company and Butler and Burnette whose leases expire in 2001, 2000 and 2005, respectively. Approximately 6% of the leases expire in 1996.

       The Partnership's remaining investment in Braker Center, located in the Austin, TX industrial market, consists of vacant land. The industrial building market in Austin, which has a current vacancy rate of approximately 3% remains strong. A portion of the vacant land at Braker Center has been sold during 1995. The remaining two parcels of land are scheduled to be sold in April 1996 and no later than May 1997. See Note 4 to the consolidated financial statements in Item 8.

       The office market in San Mateo, CA, the location of Peninsula Office Park, is characterized by declining vacancy rates (approximately 3% at December 31, 1995) and steady leasing activity. As of December 31, 1995, occupancy at the six office buildings is approximately 99%. The 17,000 square foot restaurant remains vacant. The property is leased to 34 tenants. Tenants occupying more than 10% of the building space are USL Capital and CMP, whose leases expire in 1998 and 2005, respectively.
Leases totalling approximately 8% of the building space are due to expire in 1996.

       Inflation

       Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

<capital>
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                  DEAN WITTER REALTY GROWTH PROPERTIES L.P.


                                                    INDEX


(a) Financial Statements
                                                                                                      Page
Independent Auditors' Report - 1995-1994                                                               12
Independent Auditors' Report - 1993                                                                    13
Consolidated Balance Sheets at December 31, 1995 and 1994                                              14
Consolidated Statements of Operations for the years ended                                              15
  December 31, 1995, 1994 and 1993
Consolidated Statements of Changes in Partners' Capital (Deficiency)                                   16
  for the years ended December 31, 1995, 1994 and 1993
Consolidated Statements of Cash Flows for the years ended                                             17-18
  December 31, 1995, 1994 and 1993
Notes to Consolidated Financial Statements                                                            19-31



(b) Financial Statement Schedule

Real Estate and Accumulated Depreciation                                         III                  38-40













All other schedules have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

                                   Independent Auditors' Report




The Partners
Dean Witter Realty Growth Properties, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Growth Properties, L.P. and consolidated partnerships (the "Partnership") as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in partners' capital (deficiency) and cash flows for the years then ended. Our audits also included financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Growth Properties, L.P. and consolidated partnerships as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, financial statement schedule III, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                          Deloitte & Touche LLP
                                                       /s/Deloitte & Touche LLP



New York, New York
March 29, 1996

                                   Independent Auditors' Report





The Partners
Dean Witter Realty Growth Properties, L.P.


We have audited the accompanying consolidated statements of operations, changes in partners' capital (deficiency) and cash flows of Dean Witter Realty Growth Properties, L.P. and consolidated partnerships for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Dean Witter Realty Growth Properties, L.P. and consolidated partnerships for the year ended December 31, 1993, in conformity with generally accepted accounting principles.





                                                          KPMG Peat Marwick LLP



New York, New York
March 25, 1994

                                 DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                                         CONSOLIDATED BALANCE SHEETS

                                         December 31, 1995 and 1994


                                                   ASSETS
                                                                            1995                  1994
Real estate, at cost:
   Buildings and improvements                                           $ 47,253,598          $ 55,690,646
   Land and land improvements                                              4,658,353            13,161,632
                                                                          51,911,951            68,852,278
   Accumulated depreciation                                               20,984,839            22,452,497
                                                                          30,927,112            46,399,781

Real estate held for sale                                                  2,021,342                  -
Cash and cash equivalents                                                  2,072,917               663,387
Deferred expenses, net                                                     1,277,687             1,655,347
Accounts receivable                                                        1,671,728             1,870,771
Restricted cash                                                            3,570,238             4,042,780
Other assets                                                                 295,889               465,922
                                                                        $ 41,836,913          $ 55,097,988


                               LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Mortgage notes payable                                                  $ 42,000,000          $ 54,936,984
Due to affiliates                                                          6,385,499             6,712,665
Accounts payable and accrued expenses                                      3,083,884             3,270,432
Other liabilities                                                              2,098               509,280
Excess of distributions and losses over
   cost of investments in partnerships                                     7,510,575             6,704,781
Minority interests                                                         1,583,135             1,243,540
                                                                          60,565,191            73,377,682

Partners' capital (deficiency):
   General partners                                                       (3,298,849)           (3,260,230)
   Limited partners ($1,000 per Unit,
      78,594 Units issued)                                               (15,429,429)          (15,019,464)

             Total partners' capital (deficiency)                        (18,728,278)          (18,279,694)

                                                                        $ 41,836,913          $ 55,097,988






See accompanying notes to consolidated financial statements.
/TABLE

                                 DEAN WITTER REALTY GROWTH PROPERTIES, L.P.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                Years ended December 31, 1995, 1994 and 1993

                                                              1995              1994              1993
Revenues:
  Hotel:
    Room                                                  $13,455,469       $13,329,447       $11,413,533
    Food, beverage and other                               13,895,927        12,864,869        11,841,890
      Total                                                27,351,396        26,194,316        23,255,423
  Rental                                                    1,236,740         1,698,704         3,857,816
  Interest and other                                          143,188           202,965           278,372
                                                           28,731,324        28,095,985        27,391,611
Expenses:
  Hotel:
    Room                                                    3,696,484         4,090,932         3,531,078
    Food and beverage                                       9,201,086         8,335,717         8,410,508
    Administrative and other                                7,586,269         7,598,825         7,172,063
      Total                                                20,483,839        20,025,474        19,113,649
  Interest                                                  5,327,001         4,994,853         6,800,694
  Property operating                                          381,262           537,138         1,975,311
  Amortization                                                246,841           281,710           518,063
  Depreciation                                              2,119,206         2,129,520         3,031,354
  Equity in net losses of partnerships                        845,578           985,769           832,468
  General and administrative                                  464,415           274,198           453,699
  Loss on real estate sold                                  1,249,457              -              334,988
                                                           31,117,599        29,228,662        33,060,226

Loss before minority interest                              (2,386,275)       (1,132,677)       (5,668,615)

  Minority interest in (income) loss of
     consolidated partnerships                                   (954)           27,627           118,375

Loss before extraordinary item                             (2,387,229)       (1,105,050)       (5,550,240)

Extraordinary item:
  Gain on extinguishment of
     debt due to foreclosure (Note 4)                       1,938,645              -                 -

Net loss                                                  $  (448,584)      $(1,105,050)      $(5,550,240)

Net loss allocated to:
  Limited partners                                        $  (409,965)      $(1,060,848)      $(5,328,230)
  General partners                                            (38,619)          (44,202)         (222,010)
                                                          $  (448,584)      $(1,105,050)      $(5,550,240)

Net loss per Unit of limited partnership interest         $     (5.22)      $    (13.50)      $    (67.79)

See accompanying notes to consolidated financial statements.
/TABLE

                                 DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                                Years ended December 31, 1995, 1994 and 1993




                                                      General              Limited
                                                      Partners             Partners               Total

Partners' capital (deficiency)
   at January 1, 1993                               $(2,994,018)        $ (8,630,386)         $(11,624,404)

Net loss                                               (222,010)          (5,328,230)           (5,550,240)

Partners' capital (deficiency)
  at December 31, 1993                               (3,216,028)         (13,958,616)          (17,174,644)

Net loss                                                (44,202)          (1,060,848)           (1,105,050)

Partners' capital (deficiency)
   at December 31, 1994                              (3,260,230)         (15,019,464)          (18,279,694)

Net loss                                                (38,619)            (409,965)             (448,584)

Partners' capital (deficiency)
   at December 31, 1995                            $ (3,298,849)        $(15,429,429)         $(18,728,278)














See accompanying notes to consolidated financial statements.

                                 DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Years ended December 31, 1995, 1994 and 1993

                                                               1995             1994              1993

Cash flows from operating activities:
  Net loss                                                 $  (448,584)     $(1,105,050)      $(5,550,240)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                           2,366,047        2,411,230         3,549,417
     Minority interest in joint ventures'
       operations                                                  954          (27,627)         (118,375)
     Equity in net losses of partnerships                      845,578          985,769           832,468
     Loss on real estate sold                                1,249,457             -              334,988
     Gain on extinguishment of debt                         (1,938,645)            -                 -
     Decrease (increase) in:
       Accounts receivable                                    (576,390)        (695,414)          802,814
       Restricted cash                                         472,542       (1,621,411)         (414,725)
       Deferred expenses                                      (559,339)        (253,181)         (301,397)
       Other assets                                            603,915          (91,132)            8,153
     Increase (decrease) in:
       Accounts payable and accrued expenses                   640,583          511,019           851,475
       Due to affiliates                                      (327,166)         344,732          (203,503)
       Other liabilities                                      (435,122)        (133,628)          248,666
       Minority interests                                         -            (350,795)             -

Net cash provided by (used in) operating activities          1,893,830          (25,488)           39,741

Cash flows from investing activities:
  Proceeds from sale of real estate                          6,594,399             -            2,500,000
  Investment in real estate, net                              (671,880)        (589,225)       (1,276,231)
  (Investment in) distributions from unconsolidated
     partnerships                                              (39,784)          94,810              -
  Effect of change in cash from exchange of
     partnership interests (Note 4)                               -             (25,932)              -
  Effect of change in cash from
     consolidation to equity accounting (Note 5)                       -           -             (144,423)

Net cash provided by (used in) investing activities          5,882,735         (520,347)        1,079,346

Cash flows from financing activities:
  (Repayment of) proceeds from mortgage notes payable       (6,367,035)         (57,151)          157,415
  Minority interest in joint ventures' distributions              -             (46,000)         (125,000)
  Additional investment by minority interest                      -              90,800              -
  Repayment of construction note payable                          -                -           (1,900,000)
  Borrowings from affiliates                                      -                -            1,137,234

Net cash used in financing activities                       (6,367,035)         (12,351)         (730,351)

Increase (decrease) in cash and cash equivalents             1,409,530         (558,186)          388,736
Cash and cash equivalents at beginning of year                 663,387        1,221,573           832,837

Cash and cash equivalents at end of year                   $ 2,072,917      $   663,387       $ 1,221,573

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $ 4,086,567      $ 4,854,870       $ 6,149,991


                        See accompanying notes to consolidated financial statements.
                                                 (Continued)
/TABLE

                                 DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                Years ended December 31, 1995, 1994 and 1993

                                                               1995             1994              1993


Supplemental disclosure of non-cash
  investing activities:

  Transfer of partnership interests:

     Real estate, net                                      $     -         $  2,963,174       $      -
     Deferred expenses, net                                      -              139,683              -
     Accounts receivable                                         -                9,002              -
     Mortgage note payable                                       -           (2,850,000)             -
     Accounts payable                                            -             (151,588)             -
     Minority interests                                          -             (136,203)             -
     Effect of change in cash from transfer
       of partnership interests                            $     -          $   (25,932)      $      -

  Change from consolidation to equity accounting:

     Real estate, net                                      $      -         $      -          $21,813,229
     Deferred expenses, net                                       -                -              607,217
     Accounts receivable                                          -                -            1,806,742
     Other assets                                                 -                -               56,675
     Mortgage note payable                                        -                -          (24,607,271)
     Accounts payable and accrued expenses                        -                -           (2,417,382)
     Other liabilities                                            -                -              (81,504)
     Excess of distributions and losses
       over cost of investment in partnership                     -                -            1,186,284
     Minority interests                                           -                -            1,491,587
     Effect of change in cash from
       consolidation to equity accounting                  $      -          $     -           $ (144,423)

  Foreclosure of Partnership interest (Note 4):
     Balance due on mortgage loan                          $(6,569,949)     $     -           $      -
     Writeoff of:
       Real estate                                           4,160,145            -                  -
       Account receivable and deferred expenses                926,441            -                  -
       Minority interest                                       338,641            -                  -
       Other assets                                            105,268            -                  -
       Accounts payable and other liabilities                 (899,191)           -                  -
          Gain on extinguishment of debt due
            to foreclosure                                 $(1,938,645)      $    -           $      -




See accompanying notes to consolidated financial statements.
/TABLE

                            DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                            Notes to Consolidated Financial Statements

                                 December 31, 1995, 1994 and 1993

1.   The Partnership

Dean Witter Realty Growth Properties, L.P. (the "Partnership") is a limited partnership formed in 1985 under the laws of the State of Delaware. The Managing General Partner of the Partnership is Dean Witter Realty Growth Properties Inc., which is wholly-owned by Dean Witter Realty Inc. ("Realty").

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

Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

2.   Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership, Bayport Ltd.'s investment in the Bayport hotel, and Braker Associates on a consolidated basis. The Partnership's interest in Peninsula/DW
Associates and, effective July 19, 1993, Bayport Ltd's investment in the Bayport office building are accounted for on the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The carrying value of real estate includes the purchase price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method.

Effective January 1, 1995, the Partnership adopted the provisions of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"); adoption was not required prior to 1995. Pursuant to SFAS 121, at least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate. As part of this evaluation, the fair values of each of the properties are estimated (in some cases with the assistance of independent real estate consultants) based on discounted cash flows. The fair values are compared to the properties' carrying amounts in the financial statements. A deficiency in fair value relative to carrying amount is an indication of the need for a writedown due to impairment.
In such case, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value, and a loss on impairment recognized by a charge to earnings.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1995. The cash flows used to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

If the provisions of SFAS 121 had been effective for the year ended December 31, 1994, the Partnership would have recognized a loss on impairment of land and a warehouse building at Braker Center of approximately $1 million in 1994. As more fully described in Note 4, the Partnership recognized a loss on such land and warehouse building in the second quarter of 1995, when it determined to sell them and reduced their carrying values to fair value net of selling costs.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

Deferred expenses consist of deferred asset supervisory fees, which are amortized over the terms of the related agreements, deferred commitment fees, which are amortized over the related commitment periods, and deferred leasing commissions, which are amortized over the applicable lease terms.

Rental income is accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increase over the term of a lease) are recorded as receivables and included in other assets.

Pursuant to the Bayport hotel loan and management agreements, restricted cash balances are reserved primarily for debt service, working capital, and the replacement of certain furniture, fixtures and equipment at the hotel.

Net loss per Unit amounts are calculated by dividing net loss allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and (c) losses on impairment of real estate are not deductible until realized. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $2.2 million higher than the amounts reported for financial statement purposes.

3.   Partnership Agreement

The Partnership agreement provides that the Limited Partners will receive 96% of distributable cash remaining after the Managing General Partner has received a management fee of 6.25% of distributable cash.

Sale or refinancing proceeds will generally be distributed (i) to the Limited Partners until they have received a return of their capital contributions; (ii) to the General Partners until the General Partners have received 1.01% of the amount distributed to the Limited Partners, and (iii) 99% of any remaining amounts to the Limited Partners and 1% to the General Partners, until the Limited Partners have received cumulative distributions sufficient to provide a 6% cumulative annual return on their adjusted capital contributions; and (iv) 85% to the Limited Partners after the Managing General Partner receives a brokerage fee, if earned, not in excess of 3% of the aggregate gross sales prices of all properties.

Taxable income (loss) generally will be allocated to the partners in proportion to the distribution of distributable cash or sale or financing proceeds (or 96% to the Limited Partners and 4% to the General Partners if there is no distributable cash).

The Partnership did not pay a cash distribution to the Partners in 1995, 1994 or 1993. Through December 31, 1990, the General Partners have deferred receipt of cash distributions of $262,316.

4.   Investments in Real Estate

Braker Center, Austin, Texas

The Partnership owns a 99% general partnership interest in L.S. Braker Associates ("Braker Associates"); a partnership consisting of current and former officers of Realty holds the remaining 1% interest. Braker Associates owned 50% interests in partnerships which owned three warehouses, four office/R&D buildings, and undeveloped land. In 1993, one of the warehouses, (which was subject to a $1.9 million mortgage loan), was sold at a loss of approximately $335,000. In October 1994, Braker Associates exchanged its partnership interest in one of the remaining warehouses for the interests of its joint venture partner in the other warehouse and the undeveloped land. The exchange was accounted for at the book value of the interest given up, and no gain or loss was recognized.

Thus, at December 31, 1994, Braker Associates owned one warehouse, the undeveloped land, and a 50% interest in the partnership (the "Office/R&D Building Partnership") which owns the four office/R&D buildings at the property. The carrying value of the Office/R&D Partnership at December 31, 1994 was approximately $4.3 million.

During the second quarter of 1995, the Partnership determined to sell the warehouse and land and, accordingly, reclassified the property to real estate held for sale and reduced its carrying value to $8.2 million (its estimated fair value net of selling costs), which resulted in a loss of approximately $1,249,000. In August 1995, the Partnership entered into an Agreement of Sale with Hill Partners, Inc., an unaffiliated party, to sell these properties for a minimum sales price approximately equal to their reduced carrying value.

The closings of the sale of the warehouse and four parcels of the land, for a net purchase price of approximately $6,594,000 took place in September and November 1995. At the September closing, the Partnership repaid the $3.7 million mortgage debt encumbering the property. (The Partnership had previously paid a fee of approximately $165,000 (included in interest expense) for an extension of the maturity of the loan.) The remaining proceeds will be used to repay borrowings from an affiliate of Realty and for reserves to fund future leasing costs at the Partnership's other properties.

The closings of the sale of one of the remaining parcels of the land is scheduled to occur in April 1996, and the closing of the sale of the final parcel is scheduled to occur no later than May 1997. Pursuant to the Agreement of Sale, the Partnership may continue to market the final parcel prior to the closing date of the sale of that parcel. If the final parcel is sold to a third party, the excess of the proceeds from such sale over the purchase price otherwise to be paid by Hill Partners, Inc. will be divided between the Partnership and Hill Partners, Inc.

The buildings owned by the Office/R&D Building Partnership were encumbered by a mortgage loan which was cross-collateralized and cross-defaulted with loans on approximately 94 projects owned by the Partnership's joint venture partner. Because certain of the projects failed to make scheduled principal payments, in December 1994, the lender declared a default. In January 1995, the Partnership's joint venture partner placed 46 of its properties, including the Office/R&D Partnership, under bankruptcy protection. The Partnership did not consent to the bankruptcy filing. The joint venture partner subsequently submitted a plan of reorganization which was approved by the bankruptcy court in November. The reorganization plan required the Partnership to contribute additional equity to the joint venture in order to retain its interest in the Office/R&D Building Partnership. The Managing General Partner believed that several terms of the plan of reorganization were not favorable to the Partnership and that additional investment was not justified and, accordingly did not contribute additional equity. As a result, the Partnership lost its interest in the buildings and the Office/R&D Building Partnership.

Since the mortgage loan on the four office/R&D buildings exceeded their carrying value, the loss of the buildings resulted in a non-cash gain of $1,938,645 which was reported as an extraordinary item.

Net loss and cash flow from operations of the Braker Associates properties in 1995 were approximately $222,000 and $55,000, respectively.

Bayport Plaza Hotel, Tampa, Florida

Bayport Plaza is a mixed-use development consisting of an office building and a Hyatt hotel. The Partnership owns a 99% general partnership interest in Bayport, Ltd.; a partnership consisting of current and former officers of Realty holds the remaining 1% interest. Bayport, Ltd. owns (after a preferential return as described below) a 92.5% partnership interest in the partnership which owns the hotel (the "Hotel Partnership"); affiliates of the developer of Bayport Plaza (the "Developer") own the remaining 7.5%. Bayport Ltd. also owns a 46.25% interest in a partnership which owns the office building (the "Office Partnership") (see Note 5).

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

An affiliate of Realty provided a partial loan principal and operating deficit guarantee to the first mortgage lender on the hotel. See Note 7.

In May 1995, the Partnership and Hyatt Hotel Corporation modified the management agreement for the hotel at Bayport Plaza. Under the terms of the new agreement, Hyatt is entitled to an annual fee equal to a percentage of the hotel's net revenues in excess of annual debt service, not to exceed an overall percentage cap. In addition, Hyatt has agreed to certain expense reductions that should increase the hotel's cash flow. During the second quarter of 1995, the Partnership prepaid $3 million of the hotel mortgage loan from restricted cash reserves.

5.   Investments in and Advances to Partnerships

Bayport Plaza Office Building, Tampa, Florida

In July 1993, the Partnership completed the restructuring of the Office Partnership and the mortgage loan on the property. The Office Partnership received an equity contribution of approximately $6,700,000 from a third-party investor ("Investor"), which was used to pay down principal on the mortgage to $20,000,000 from $24,607,271, to establish reserves for future real estate taxes, and to pay overdue real estate taxes and certain other expenses aggregating approximately $1,900,000. The Investor also committed up to $2.3 million for future leasing costs and operating deficits. During 1995 and 1994, the Investor contributed approximately $509,000 and $621,000 respectively pursuant to its commitment. The Investor is entitled to receive a preferred return on its investment and a 50% participation in cash flow in excess of the preferred return. In addition, the interest rate on the mortgage loan was reduced from 11.75% to 8.5%, and its maturity was extended to September 1, 1999.

Prior to the restructuring, Bayport Ltd. owned a 92.5% interest in the Office Partnership. As a result of the restructuring, the Investor obtained a 50% interest in the Office Partnership, and the Bayport Ltd's interest was reduced to 46.25%. Affiliates of the Developer own the remaining 3.75%. The Partnership remains the managing general partner of the partnership, but the Investor has the right to approve certain major decisions and financial policies of the partnership and, under certain circumstances, has the right to cause the partnership to sell the property after July 1998. Effective upon the restructuring, the Partnership ceased consolidating its investment in the Office Partnership and began accounting for it on the equity method.

The Investor was entitled to a monthly minimum distribution from net cash flow equal to a 6% annual return on its invested capital in 1993 and 1994, and an 8.5% annual return on its invested capital thereafter. Net cash flow in excess of the minimum distribution will be distributed, first: 20% to Bayport Ltd. and the Developer, based on their respective interests, and 80% to the Investor, until the Investor has received an annual return (including the minimum distribution) of 12% on average capital; and thereafter, 50% to Bayport Ltd. and the Developer, based on their respective interests, and 50% to the Investor. Capital proceeds will generally be distributed: first, 100% to the Investor until it has received its capital and a 14% annual return thereon; second, to Bayport Ltd. and the Developer until they have received distributions equal to those to the Investor; and thereafter, to Bayport Ltd., the Developer and the Investor in proportion to their interests. Taxable income and losses will generally be allocated in accordance with distributions of net cash flow and capital proceeds.

As of December 31, 1995 and 1994, the Partnership has contributed
$9,145,691 to the Bayport Plaza Office Partnership.

The assets, liabilities and partner's capital of the Office Partnership are summarized as follows:

                                                                                       December 31,
                                                                            1995                   1994

       Assets
       Land and building, net                                          $19,786,585              $20,055,060
       Other (including cash and cash equivalents
         of $200 and $209,260)                                           2,436,585                2,596,587

       Total assets                                                    $22,223,170              $22,651,647

       Liabilities and Partners' Capital

       Mortgage notes payable                                          $20,000,000              $20,000,000
       Other liabilities                                                   741,793                  479,884
       Partners' capital                                                 1,481,377                2,171,763

       Total liabilities and
         partners' capital                                             $22,223,170              $22,651,647

     The results of operations are summarized as follows:

                                                                            Years ended December 31,
                                                        1995                  1994                  1993
     Rental Revenues                                 $ 4,343,102          $ 4,174,012          $3,489,860

     Expenses

     Operating                                         1,802,630            1,496,912           1,661,761
     Interest                                          1,677,016            1,694,223           2,718,415
     Depreciation and amortization                     1,509,063            1,389,200           1,191,803
                                                       4,988,709            4,580,335           5,571,979

     Net loss                                        $  (645,607)         $  (406,323)        $(2,082,119)

The accounting policies of the Office Partnership are consistent with those of the Partnership.

The Office Partnership has determined that all leases relating to its properties are operating leases. The lease terms range from three to five years, and generally require tenants to pay their pro rata share of increases in operating expenses.

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

Net cash flow from operations of the Joint Venture and net proceeds from a sale or refinancing of the property are to be allocated to the Joint Venture partners in proportion to their ownership interests. For tax purposes, Peninsula/DW Associates is allocated all losses from the Joint Venture until its cumulative loss is equal to approximately $8,000,000,
less any cash distributions previously received.   Thereafter, profits
and losses will be allocated to the partners in proportion to their ownership interests. Profits and losses for tax purposes and net cash flow from operations and net proceeds from a sale or refinancing will be allocated to the partners in Peninsula/DW Associates in accordance with their partnership interests.

As of December 31, 1995 and 1994, the Partnership had lent the Joint Venture $210,005 and $170,222, respectively, bearing interest at the prime rate plus 1%. The prime rate as of December 31, 1995 was 8.50%.

     The assets, liabilities and partners' capital (deficit) of the Joint Venture are summarized as follows:

                                                                                     December 31,
                                                                          1995                    1994
      Assets
      Land and building, net                                           $31,561,713            $31,777,116
      Other (including cash and cash equivalents
        of $3,829,280 and $3,444,428)                                    7,794,464              7,505,991

        Total assets                                                   $39,356,177            $39,283,107

      Liabilities and Partners' Capital (Deficit)

      Mortgage notes payable                                           $42,162,985            $41,639,499
      Other liabilities                                                  2,043,192              1,378,615

      Partners' capital (deficit)                                       (4,850,000)            (3,735,007)

        Total liabilities and
          partners' capital (deficit)                                  $39,356,177            $39,283,107

      The results of operations of the Joint Venture are summarized as follows:

                                                                           Years ended December 31,
                                                            1995                1994              1993
      Revenues

      Rental                                            $ 7,683,063         $ 7,139,299         $8,036,461
      Other                                                  90,522             173,956            216,319

                                                          7,773,585           7,313,255          8,252,780

      Expenses

      Operating                                           2,591,492           2,606,631          2,698,413
      Interest                                            4,045,746           3,965,753          3,942,166
      Depreciation and amortization*                      2,291,124           2,158,136          2,720,618
                                                          8,928,362           8,730,520          9,361,197

      Net loss                                          $(1,154,777)        $(1,417,265)       $(1,108,417)


      *Includes $558,000 per year depreciation of the excess of the cost of the Partnership's investment in the Joint Venture over the underlying equity in net assets at the date of acquisition.

The accounting policies of the Joint Venture are consistent with those of the Partnership.

The Joint Venture has determined that all leases relating to its properties are operating leases. The lease terms range from three to eleven years, and generally require tenants to pay their pro rata share of increases in operating expenses, including real estate taxes and maintenance costs over base year expenses.

In May 1994, the Joint Venture completed a modification of the mortgage loans (which matured in December 1993) on the Peninsula Office Park properties. The interest accrual and pay rates under the loans were reduced from 9.875% to 9.5%, and from 9% to 8.25%, respectively, and the maturity date was extended to December 1, 1996. The Joint Venture may further extend the maturity dates of the modified loans by making partial paydowns of the loans. If the Joint Venture fails to repay the loans at maturity, it has agreed not to file for bankruptcy or contest any foreclosure proceedings brought by the lender. During the loan term, the Joint Venture is prohibited from making cash distributions to its partners. The Partnership paid a $400,000 fee to the lender as part of the restructuring.

Activity in the Excess of Distributions and Losses over Cost of Investments in Partnerships is as follows:

                                                                           Year ended December 31,
                                                          1995                  1994                1993
        Investment at beginning
          of year                                    $ 6,704,781            $5,624,202          $3,605,450
        Equity in losses                                 845,578               985,769             832,468
        Distributions                                       -                   94,810                -
        Contributions                                    (39,784)                 -                   -
        Change from consolidation to
          equity accounting                                 -                     -              1,186,284
        Investment at end of year                    $ 7,510,575            $6,704,781         $ 5,624,202

The Partnership was not entitled to any equity in losses of the Office Partnership in 1995, 1994 or 1993. Accordingly, equity in losses includes only the Partnership's 49.9% share of the losses of the Joint Venture, adjusted to include 100% of the depreciation of the excess of the cost of the Partnership's investment in the Joint Venture over the underlying equity in net assets at the date of acquisition.

6.    Mortgage Notes Payable

      Mortgage notes payable are as follows:

                                                                                         December 31,
                                                                               1995               1994
      Mortgage note payable secured by the
      Bayport Plaza hotel: interest at
      7 3/4% through December 1994 and 9%
      thereafter, matures December 31, 1996;
      interest-only payable monthly through
      maturity.                                                             $42,000,000        $45,000,000

      Mortgage note payable secured by 4
      office/research & development buildings
      at Braker Center: interest at 10.9%
      with a minimum pay rate of 9.65%,
      matures December 31, 1996; interest-only
      payable through maturity.  In default
      as of December 31, 1994.  See Note 4.                                       -              6,174,949

      Mortgage note payable secured by the
      warehouse at Braker Center: interest
      at 9.109%, matures July 1, 1995.
      Principal and interest of $43,000 is
      payable monthly through maturity. See Note 4.

      The fair value of the mortgage note
      payable is approximately equal it its
      carrying value.  The fair value of the
      mortgage note payable is estimated by
      discounting future principal and interest
      payments using current lending rates and
      market conditions for instruments with
      similar maturities and credit quality.
                                                                                   -             3,762,035
                                                                            $42,000,000        $54,936,984

The fair value of the mortgage note payable is approximately equal to its carrying value. The fair value of the mortgage note payable is estimated by discounting future principal and interest payments using current lending rates and market conditions for instruments with similar maturity and credit quality.

7.    Related Party Transactions

Prior to 1991, the Partnership borrowed funds from an affiliate of Realty to fund working capital needs and capital expenditures at certain properties. Interest expense, calculated at the prime rate (8.5% at December 31, 1995) was $263,976 $196,923 and $127,331 in 1995, 1994 and
1993, respectively. At December 31, 1995 and 1994 the balances due to the affiliate, including accrued interest, were $3,094,625 and $2,830,649, respectively.

During the third quarter of 1995, the affiliate and the Partnership agreed to amend and restate the Partnership's borrowing relationship.
The Partnership agreed to repay all outstanding amounts borrowed from the affiliate, including accrued and unpaid interest, no later than April 1, 1996. In addition, new advances to the Partnership under the Partnership's line of credit were capped at $500,000. The amended and restated credit facility expires July 31, 1996. Proceeds from the sale of Braker Center will be used to repay this borrowing.

Additionally, in conjunction with a 1991 refinancing of the hotel at Bayport Plaza, an affiliate of Realty guaranteed a maximum of $5,350,000 of the first mortgage debt. Advances (all of which were made prior to 1994) by the guarantor to the first mortgage lender under this guaranty (which constitute loans from the guarantor to the Partnership which must be repaid by the Partnership) equalled $2,166,098 at December 31, 1995 and 1994. Consequently, the remaining potential liability of the guarantor to the lender under the guaranty as of December 31, 1995 was $3,183,902. Interest expense, calculated at the prime rate, was $244,619, $182,771 and $152,451 in 1995, 1994 and 1993, respectively.
At December 31, 1995 and 1994, the balances the Partnership owed the guarantor, including accrued interest, were $2,867,716 and $2,623,097, respectively. No portion of this indebtedness to the affiliate has been repaid to date.

The Managing General Partner is entitled to receive a management fee based on a percentage of distributable cash. Because there was no distributable cash, the Managing General Partner did not receive a fee for the years ended December 31, 1995, 1994 or 1993. As of December 31, 1995 and 1994 $422,987 of management fees earned prior to 1992 remained unpaid.

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For 1995, 1994 and 1993, the Partnership incurred fees of $203,967, $178,160 and $217,714, respectively for these services. As of December 31, 1995 and 1994, the balances due to Realty were $171 and $835,932, respectively.

An affiliate of the Partnership's joint venture partner at Braker Center had funded shortfall loans to the property. In 1994, the balance due to the affiliate of $19,200 was repaid.

Entities controlled by officers of Realty earned approximately $36,000 and $85,000, respectively, for 1994 and 1993, for providing asset management services. In May 1994, such entities agreed to terminate these fees.

8.    Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) have been named as defendants in four class actions lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants have not yet responded to the complaints and intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                             PART III.


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Partnership is a limited partnership which has no directors or executive officers.

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

         William B. Smith, age 52, is a Managing Director of Dean Witter Realty, Inc. and has been with Dean Witter Realty Inc. since 1982. He is an Executive Vice President of Dean Witter Reynolds Inc.

         E. Davisson Hardman, Jr., age 46, is a Managing Director of Dean Witter Realty Inc, and has been with Dean Witter Realty Inc. since 1982.

         Lawrence Volpe, age 48, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

         Ronald T. Carman, age 44, is a Director and the Secretary of Dean Witter Realty Inc. He is a Senior Vice President and Associate General Counsel of Dean Witter, Discover & Co. and of Dean Witter Reynolds Inc., which he joined in 1984.

         There is no family relationship among any of the foregoing persons.

ITEM 11.     EXECUTIVE COMPENSATION.

         The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners have not received cash distributions for the period 1988 through 1995. As of December 31, 1995, the general partners have deferred receipt of cash distributions of $262,316.

         The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements are contained in Note 7 to the Consolidated Financial Statements in Item 8 above.

         The directors and executive officers of the Partnership's Managing General Partner received no renumeration from the Partnership.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

         (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

         (b) The executive officers and directors of the Managing General Partner own the following Units as of December 31, 1995:

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

                               All directors and executive                            *
                               officers of the Managing
                               General Partner, as a group


*Owns, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As a result of their being partners of a limited partnership which is the limited partner of the Associate General Partner, certain current and former officers and directors of the Managing General Partner also own indirect general partnership interests in the Partnership. The Partnership Agreement of the Partnership provides that cash distributions and allocations of income and loss to the general partners be distributed or allocated 50% to the Managing General Partner and 50% to the Associate General Partner. The general partners' share of cash distributions and income or loss is described in Item 5 above.

         All of the outstanding shares of common stock of the Managing General Partner are owned by Realty, a Delaware corporation which is a wholly owned subsidiary of Dean Witter, Discover & Co. The general partner of the Associate General Partner is Dean Witter Realty Growth Properties Inc., which is a wholly-owned subsidiary of Realty. The limited partner of the Associate General Partner is LSP, L.P., a Delaware limited partnership. Realty and certain current and former officers and directors of the Managing General Partner are partners of LSP, L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

         The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. In addition, affiliates of the General Partners have ownership interest in certain properties. Information concerning these transactions is contained in the Notes to Consolidated Financial Statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.

                                              PART IV

ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K.

(a)  The following documents are filed as part of this Annual Report:

    1. Financial Statements (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

    2. Financial Statement Schedule (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

    3.              Exhibits
          (3)(a) Amended and Restated Agreement of Limited Partnership dated as of July 12, 1985 set forth in Exhibit A to the Prospectus included in Registration Statement Number 2-96767 is incorporated herein by reference.

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

          (9)       Not applicable.

         (10)(a)    Partnership Agreement of TWC Ten, Ltd. was filed as
                    Exhibit 10(b) to Registration Statement No. 2-96767 and is incorporated herein by reference.

             (b)    Partnership Agreement of TWC Eleven, Ltd. was filed as
                    Exhibit 10(c) to Registration Statement No. 2-96767 and is incorporated herein by reference.

             (c) Amended and Restated Partnership Agreement of Bayport, Ltd. filed as Exhibit b to Registrant's report on Form 8-K, dated July 15, 1985 (Commission File No. 0-18151), is incorporated herein by reference.

             (d) General Partnership Agreement of TWC Eleven, Ltd. dated as of August 29, 1985.

             (e) First Amendment to the General Partnership Agreement of TWC Eleven, Ltd. dated as of June 19, 1987.

             (f) Second Amended and Restated Agreement of Limited Partnership of TWC Ten, Ltd. dated as of July 19, 1993.

             (g) Partnership Agreement of Braker Lane III Associates was filed as Exhibit 10(a) to Registration Statement No. 2-96767 and is incorporated herein by reference.

             (h) Amended and Restated Partnership Agreement of L.S. Braker Associates filed as Exhibit b to Registrants report on Form 8-K dated July 15, 1985 (Commission File No 0-18151) is incorporated herein by reference.

             (i) Partnership Agreement of Peninsula/DW Associates dated December 27, 1985 filed as Exhibit c to Registrants' report on Form 8-K dated December 27, 1985 (Commission File No 0-18151) is incorporated herein by reference.

             (j) Amended and Restated Agreement of Limited Partnership of Campus Drive Investment Company, dated as of December 27, 1985.

             (k) Amended and Restated Agreement of Limited Partnership of Peninsula Office Park, dated as of December 27, 1985.

             (l) Agreement of Sale, dated August 3, 1995, with respect to the sale of the warehouse and the undeveloped land at Braker Center filed as Exhibit 2 to the Registrant's report on Form 8-K dated September 1, 1995 (Commission File No. 0-18151) and is incorporated herein by reference.

         (11)       Not applicable.

         (12)       Not applicable.

         (13)       Not applicable.

         (16)       Not applicable

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

         (24)       Not applicable.

         (27)       Financial Data Schedule.

         (28)       Not applicable.

         (99)       Not applicable.


(b) No Forms 8-K were filed by the Partnership during the last quarter of the period covered by this report.

(c)  See 3a. above.

(d)        1.       Financial Statements of TWC Ten Limited Partnership an
                    office building located in Tampa, Florida. To be filed when received from TWC Ten Limited Partnership.

           2. Financial Statements of Peninsula Office Park, an office complex located in San Mateo, California. To be filed when received from Peninsula Office Park.

SCHEDULE III

                                      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.
                                       Real Estate and Accumulated Depreciation

                                                   December 31, 1995


                                               Initial cost to Partnership (A)



                                                                                                           Costs
                                                                                                        Capitalized
                                                                Buildings &                            Subsequent to
Description              Encumbrances           Land            Improvements            Total           Acquisition
Warehouse
Austin, TX               $     -             $   666,455         $3,181,552           3,848,007         $ 1,090,568

Office/R&D
Austin, TX                     -                    -                  -                   -               5,272,231

Land & Improvements
Austin, TX                     -               9,974,576            133,809          10,108,385           (3,919,396)

Hotel
Tampa, FL                 42,000,000           4,836,077          6,341,650          11,177,727           41,946,636

                         $42,000,000         $15,477,108        $ 9,657,011          25,134,119         $ 44,390,039

                                     Gross Amount at which
                                  Carried at End of Period (B)

                                              Amount Sold
                         Writeoff of         Foreclosed or
                            Fully            reclassified to
                         Depreciated         Real Estate                              Buildings &
Description                Assets            Held for Sale       Land                Improvements     Total
Warehouse
Austin, TX               $     -             $(4,938,575)      $      -              $     -           $      -

Office/R&D
Austin, TX                     -              (5,272,231)             -                     -                -

Land and Improvements
Austin, TX                     -              (6,188,989)             -                     -                -

Hotel
Tampa, FL                  (1,212,412)              -             4,658,353           47,253,598        51,911,951
                         $ (1,212,412)       $(16,399,795)  $4,658,353               $47,253,598       $51,911,951
/TABLE

                                                                                      Life on which
                                                                                       Depreciation
                          Accumulated                                                in Latest Income
                         Depreciation          Date of              Date               Statement is
Description                   (C)            Construction         Acquired               Computed
Warehouse
Austin, TX               $      -               1985            July 1985                40 years

Office/R&D
Austin, TX                      -               1986            July 1985                40 years

Land and Improvements
Austin, TX                      -               1985            July 1985                N/A

Hotel
Tampa, FL                 20,984,839            1985            July 1985                40 and 15 years

                         $20,984,839

Notes:

(A)    The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses.  There is no difference between cost for financial reporting purposes and cost for federal income tax purpose.

(B)    Reconciliation of real estate owned
           at December 31:                                     1995               1994                1993
      Balance at beginning of period                      $68,852,278        $72,046,998         $102,378,331
       Additions during period:
           Improvements                                       671,880            589,225            1,277,638
           Write-offs                                      (1,212,412)              -                  (1,406)
           Other                                                 -                  -                   -

       Real estate lost through foreclosure                      -                  -                    -

       Real estate lost through transfer of
           Partnership interest                                  -            (3,783,945)               -

       Sale of real estate                                       -                  -              (2,975,644)

       Transfer to real estate held
           for sale                                       (11,127,564)              -                    -

       Change from consolidation to equity
           accounting                                      (5,272,231)              -             (28,631,921)

       Balance at end of period                          $ 51,911,951       $ 68,852,278         $ 72,046,998
/TABLE

(C)    Reconciliation of accumulated depreciation:

                                                               1995               1994                1993
           Balance at beginning of period                 $22,452,497        $20,687,639          $24,615,633

             Depreciation expense                           2,119,206          2,129,520            3,031,354

             Retirements                                   (1,212,412)              -                    -

             Write-off due to foreclosure                        -                  -                    -

           Write-off due to transfer of
             Partnership interest                                -              (364,662)                -

           Write-off due to sale of real
             estate                                        (1,262,366)              -                (140,656)

           Change from consolidation to equity
             accounting                                    (1,112,086)              -              (6,818,692)

             Balance end of period                        $20,984,839       $ 22,452,497         $ 20,687,639

/TABLE

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


DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

By:  Dean Witter Realty Growth Properties Inc.
     Managing General Partner


By:  /s/E. Davisson Hardman, Jr.                   Date:  April 1, 1996
     E. Davisson Hardman, Jr.
     President

By:  /s/Lawrence Volpe                             Date:  April 1, 1996
     Lawrence Volpe
     Controller
     (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY GROWTH PROPERTIES INC.
Managing General Partner


/s/William B. Smith                                 Date:  April 1, 1996
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                         Date:  April 1, 1996
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                   Date:  April 1, 1996
Lawrence Volpe
Director

/s/Ronald T. Carman                                 Date:  April 1, 1996
Ronald T. Carman
Director

                   Exhibit Index for Dean Witter Realty Growth Properties, L.P.

                  Exhibit
                    No.                                Description           Sequential
                 ____________                           __________           Page No.
(3)(a)*       Amended and Restated Agreement of Limited Partnership dated as of July 12, 1985 set forth in Exhibit A to the Prospectus
              included in Registration Statement Number 2-96767 is incorporated herein by reference.

(3)(b)* Certificate of Limited Partnership dated as of July 12, 1985 incorporated by reference in Registration Statement Number 2-
              96767 is incorporated herein by reference.

(4)(a)* Amended and Restated Agreement of Limited Partnership dated as of July 12, 1985 set forth in Exhibit A to the Prospectus included in Registration Statement Number 2-96767 is incorporated herein by reference.

(4)(b)* Certificate of Limited Partnership dated as of July 12, 1985 incorporated by reference in Registration Statement Number 2-
              96767 is incorporated herein by reference.

(10)(a)* Partnership Agreement of TWC Ten, Ltd. was filed as Exhibit 10(b) to Registration Statement No. 2-96767 and is incorporated herein by reference.

(10)(b)*      Partnership Agreement of TWC Eleven, Ltd. was filed as Exhibit
              10(c) to Registration Statement No. 2-96767 and is incorporated herein by reference.

(10)(c)* Amended and Restated Partnership Agreement of Bayport, Ltd. filed as Exhibit b to Registrant's report on Form 8-K, dated July 15, 1985 (Commission File No. 0-18151), is incorporated herein by reference.

(10)(d)       Partnership Agreement of TWC Eleven, Ltd. dated as of August 29,
              1985.

(10)(e)       First Amendment to the General Partnership Agreement of TWC
              Eleven, Ltd. dated as of June 19, 1987.

(10)(f)       Second Amended and Restated Agreement of Limited Partnership of
              TWC Ten, Ltd. dated as of July 19, 1993.

(10)(g)*      Partnership Agreement of Braker Lane III Associates was filed as
              Exhibit 10(a) to Registration Statement No. 2-96767 and is incorporated herein by reference.

(10)(h)*      Amended and Restated Partnership Agreement of L.S. Braker
              Associates filed as Exhibit b to Registrants report on Form 8-K dated July 15, 1985 (Commission File No 0-18151) is incorporated herein by reference.


(10)(i)*      Partnership Agreement of Peninsula/DW Associates dated December
              27, 1985 filed as Exhibit c to Registrants' report on Form 8-K dated December 27, 1985 (Commission File No 0-18151) is incorporated herein by reference.

(10)(j)       Amended and Restated Agreement of Limited Partnership of Campus
              Drive Investment Company, dated as of December 27, 1985.

(10)(k)       Amended and Restated Agreement of Limited Partnership of
              Peninsula Office Park, dated as of December 27, 1985.

(10)(l)* Agreement of Sale, dated August 3, 1995, with respect to the sale of the warehouse and the undeveloped land at Braker Center filed as Exhibit 2 to the Registrant's report on Form 8-K dated
              September 1, 1995 (Commission File No. 0-18151) and is incorporated herein by reference.


*incorporated by reference