Form 10-K/A
period 1995-12-31
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1996-04-26
CIK 765923

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

                                          Not Applicable
                                DOCUMENTS INCORPORATED BY REFERENCE
                                               None

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
                    office building located in Tampa, Florida.  Filed herein.

           2. Financial Statements of Peninsula Office Park, an office complex located in San Mateo, California. Filed herein.

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


                                                   DEAN WITTER REALTY GROWTH
                                                   PROPERTIES, L.P.


                                             By:   Dean Witter Realty Growth
                                                     Properties Inc.
                                                   Managing General Partner



Date:  April 25, 1996                        By:   /s/E. Davisson Hardman, Jr.
                                                   E. Davisson Hardman, Jr.
                                                   President

                      PENINSULA OFFICE PARK
               (A CALIFORNIA LIMITED PARTNERSHIP)


               Financial Statements for the Years
             Ended December 31, 1995, 1994 and 1993
                and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Partners of
Peninsula Office Park:

We have audited the accompanying balance sheet of Peninsula Office Park (a California Limited Partnership) as of December 31, 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Peninsula Office Park as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP
February 2, 1996

The Partners
Peninsula Office Park:

We have audited the accompanying balance sheet of Peninsula Office Park
(a California Partnership) as of December 31, 1994, and the related statements of operations, changes in partners' deficit, and cash flows for each of the years in the two year period ending December 31, 1994. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peninsula Office Park as of December 31, 1994, and the results of its operations and its cash flows for each of the years in the two year period ending December 31, 1994 in conformity with generally accepted accounting principles.

                                          /s/KPMG Peat Marwick LLP

 February 3, 1995

                      PENINSULA OFFICE PARK
               (A California Limited Partnership)

                          BALANCE SHEETS

                             ASSETS
                                                  December 31,

                                        1995                      1994
REAL ESTATE INVESTMENT:
  Land                               $   1,492,170            $  1,492,170
  Building and improvements             25,423,834              24,117,308
  Furniture and fixtures                   377,135                 368,754

    Total                               27,293,139              25,978,232

  Less accumulated depreciation        (18,701,539)            (17,672,462)

    Net real estate investment           8,591,600               8,305,770

Cash and cash equivalents                1,751,033               1,337,831
Restricted cash                          1,461,594               1,741,697
Accounts receivable                        373,006                 208,644
Step rents receivable                    1,743,109               1,795,658
Notes receivable (net of
 allowance, $610,051 and
 $558,609 in 1995 and 1994,
 respectively)                             408,169                 231,858
Leasing commissions and costs
  (net of accumulated
  amortization, $1,063,113 and
  $1,626,431 in 1995 and 1994,
  respectively)                          1,125,130                 965,823
Loan costs (net of accumulated
  amortization, $1,107,388 and
  $930,084 in 1995 and 1994,
  respectively)                            131,028                 308,332
Other assets                               144,015                 326,046

TOTAL ASSETS                           $15,728,684             $15,221,659

                 LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
  Notes payable                       $ 36,801,971             $36,345,046
  Accounts payable and accrued
    expenses                               743,771                 230,139
  Tenant security deposits                 390,757                 373,602

    Total liabilities                   37,936,499              36,948,787

LOSSES IN EXCESS OF INVESTMENT IN ASSOCIATED
  PARTNERSHIP                            2,206,370               2,133,585

PARTNERS' DEFICIT                      (24,414,185)            (23,860,713)

TOTAL LIABILITIES AND PARTNERS'
DEFICIT                               $ 15,728,684           $  15,221,659

         See accompanying notes to financial statements.

                      PENINSULA OFFICE PARK
               (A California Limited Partnership)

                     STATEMENT OF OPERATIONS


                                             Years Ended December 31,
                                          1995          1994         1993
REVENUES:
  Rental income                         $6,477,041    $6,039,721  $6,862,264
  Other income                             263,721       269,136     298,163
  Interest income                          104,813       160,633     196,233
    Total revenues                       6,845,575     6,469,490   7,356,660


EXPENSES:
  Interest expense                       3,472,630     3,413,628   3,387,863
  Operating                              1,737,968     1,802,173   1,552,853
  Depreciation and amortization          1,541,425     1,449,439   1,926,401
  Real estate taxes                        292,044       287,259     282,455
  Insurance                                147,913       100,776      80,358
  Other                                    134,282        97,008     422,432
  Net loss on investment in
    associated partnership                  72,785        93,457     135,948

    Total expenses                       7,399,047     7,243,740   7,788,310

NET LOSS                               $  (553,472)  $  (774,250) $ (431,650)


         See accompanying notes to financial statements.

                      PENINSULA OFFICE PARK
               (A California Limited Partnership)

            STATEMENT OF CHANGES IN PARTNERS' DEFICIT
          YEARS ENDED DECEMBER 31, 1995, 1994 and 1993



BALANCE AT JANUARY 1, 1993       $  (22,464,813)

NET LOSS                               (431,650)

BALANCE AT DECEMBER 31, 1993        (22,896,463)

NET LOSS                               (774,250)

CAPITAL DISTRIBUTIONS                  (190,000)

BALANCE AT December 31, 1994        (23,860,713)

NET LOSS                               (553,472)

BALANCE AT DECEMBER 31, 1995      $ (24,414,185)




         See accompanying notes to financial statements.

                      PENINSULA OFFICE PARK
               (A California Limited Partnership)

                     STATEMENT OF CASH FLOWS

                                                        Year Ended December 31,
                                                        1995          1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $(553,472)  $(774,250)    $(431,650)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                     1,541,425   1,449,439     1,926,401
   Accrued interest added to notes payable             456,925        -             -
   Equity in net loss of associated partnership         72,785      93,457       135,948
   Change in assets and liabilities:
     Decrease (increase) in restricted cash            280,103  (1,741,697)      100,918
     Increase in accounts receivable                  (111,813)   (170,672)     (273,317)
     Decrease (increase) in notes receivable             1,501      77,305      (309,163)
     Increase in leasing commissions and costs        (460,280)   (283,443)         -
     Increase other assets                             (29,852)    (21,027)     (948,286)
     Increase (decrease) in accounts payable
        and accrued expenses                           513,632    (184,874)      (13,446)
     Increase in loan costs                               -       (107,978)         -
     Increase in accrued interest payable                 -        262,876          -
     Increase in tenant security deposits               17,155      37,860        82,497

         Net cash provided by (used in) operating
          activities                                 1,728,109  (1,363,004)      269,902

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to buildings and improvements            (1,314,907) (1,208,677)     (314,946)
 Proceeds from sales of marketable securities             -      3,998,594          -
 Purchase of marketable securities                        -           -       (2,500,000)

        Net cash provided by (used in) investing
           activities                               (1,314,907)  2,789,917    (2,814,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital distributions                                    -       (190,000)         -
 Principal payment of long-term debt                      -           -         (159,972)

        Net cash used in financing
          activities                                      -       (190,000)     (159,972)

         Net increase (decrease) in cash and
          cash equivalents                            413,202     1,236,913   (2,705,016)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                           1,337,831       100,918    2,805,934

CASH AND CASH EQUIVALENTS AT END OF
 YEAR                                              $1,751,033     $1,337,831     100,918

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION -
 Cash paid during the year for interest          $  3,015,705     $3,150,752  $3,387,863

         See accompanying notes to financial statements.

                      PENINSULA OFFICE PARK
               (A CALIFORNIA LIMITED PARTNERSHIP)




NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995


1. ORGANIZATION

   Peninsula  Office  Park  (the  "Partnership")  was  formed  on
   October 1, 1971 as a limited partnership. The Partnership was formed to acquire, own, improve, manage, operate and lease commercial office space in San Mateo, California.

   Under  the  Partnership  Agreement (the "Agreement"),  amended
   December  27,  1985,  the  general partners  have  a  71.5956%
   partnership interest and the limited partners have a  28.4044%
   partnership interest.

   The   Agreement   provides,  among  other  things,   for   the
   following:

   (a)"Net Cash Flows" as defined in the Agreement, shall be distributed among the partners in accordance with their partnership interests.

   (b)The Partnership's income and losses from operations (other than capital transactions) shall be allocated among the partners in accordance with their partnership interests provided Peninsula/DW Associate ("DW"), a general partner is allocated the first $6,248,500 of all net losses.

   (c)The net profit arising from capital transactions shall be allocated among the partners in the following amount and order of priority:

      (i)Net profits equal to aggregate negative capital
         accounts  of  all  partners who  have negative  capital
         accounts  shall  be  allocated among such  partners  in
         proportion   to   their  respective   negative   capital
         accounts; then

      (ii)Any remaining net profits are allocated to the partners in proportion to their respective partnership interests in order to bring their capital account balance up to an amount equal to the amount of proceeds distributed in (c)(i) above; then

      (iii)Any  remaining  net  profits  are  allocated  to   the
         partners in proportion to their respective partnership interests.

   (d)The net losses arising from capital transactions shall be allocated among the partners in the following amount and order of priority:

      (i)The loss equal to the excess of the aggregate positive capital accounts of all partners who have positive capital accounts over the aggregate capital proceeds to be distributed to such partners with respect to (c)(i) above shall be allocated among such partners in
         proportion  to  their  respective  places  pursuant   to
         (c)(i) of such excess; and

      (ii)Any   remaining  loss  shall  be  allocated   among
         partners    in   accordance   with   their   partnership
         interests.

   (e)Additional capital contributions may be required by the partners to fund cost overruns and certain operating costs in excess of amounts budgeted in the Agreement.

2. SIGNIFICANT ACCOUNTING POLICIES

   Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting.

   Cash and cash equivalents include liquid assets purchased with maturities of three months or less.

   Depreciation and Amortization - Depreciation of building, improvements and furniture and fixtures is computed over the estimated useful lives of the assets. Depreciable lives range from three to 40 years. Tenant improvements, included in buildings and improvements, are amortized over the terms of the respective tenant leases.

   At  least  annually, and more often if circumstances  dictate, the  Partnership  evaluates  the  recoverability  of  the  net
   carrying  value  of  its  real  estate.   As  part   of   this
   evaluation, the fair values of each of the properties are estimated (in some cases with the assistance of outside real estate consultants) based on discounted cash flows. The fair values are compared to the properties' carrying amounts in
   the   financial  statements.   A  deficiency  in  fair   value
   relative  to carrying amount is an indication of the need  for a writedown due to impairment. In such case, the expected future net cash flows from the property are estimated for a period of approximately five years, along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its  fair  value,  and a loss on impairment  recognized  by  a
   charge  to  earnings.   The  Partnership's  accounting  policy
   complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed Of".

   Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating costs, inflation, and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1995. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by the General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variance may be material. The Partnership may provide writedowns which could be material in subsequent years if real estate markets or local economic conditions change.

   Leasing commissions and costs are amortized on a straight-line basis over the terms of the respective tenant leases.
   Loan costs are amortized on a straight-line basis over the terms of the respective loan agreements.

   Rental income is recognized on a straight-line basis over the terms of the respective tenant leases. Rental revenue recognized in excess of rents currently due is reported as step rents receivable in the accompanying balance sheet.

   Income Taxes - No provision for income taxes has been made in the accompanying financial statements as the taxable income or loss of the Partnership is reportable on the returns of the individual partners based on their respective interests in the Partnership.

   Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. NOTES PAYABLE

   The Partnership obtained financing totaling $36,400,000 in 1985 and 1986 with the Equitable Life Assurance Society of the United States ("Equitable"). Although the interest rate is 9.5% for all of the notes, only 8.25% is required to be paid on a monthly basis. The difference is compounded into the note balance. The amount compounded into the note balance was $456,925 and $262,876 during 1995 and 1994, respectively.

   In accordance with the security agreements, a security fund is maintained with Equitable. The Partnership is required to deposit into the security fund any positive cash flow generated by the properties as defined in the note agreements. This cash is restricted and cannot be disbursed without the prior approval of Equitable.

   The note agreement also requires the Partnership to advance to Equitable, on a monthly basis, the amount of property taxes due on the properties. The balance in the property tax impound account was $239,174 and $41,626 during December 31, 1995 and 1994, respectively, and is included in accounts receivable.

   The  notes  are  secured  by a first  deed  of  trust  in  the
   properties,  assignment  of  rents  on  the  properties,   the
   security  fund and the property tax impound account.   Details
   of notes are as follows:

              Note                           Inception    Original       Current       Maturity
Property     Number    Payment Type             Date      Balance        Balance         Date
POP #1     B-18668    Monthly interest only   11/20/86    $3,400,000     $3,413,057      12/1/96
POP #3     B-18669    Monthly interest only   11/20/86     5,350,000      5,370,547      12/1/96
POP #5     B-18683    Monthly interest only   10/27/85     8,650,000      8,832,909      12/1/96
POP #6     B-18684    Monthly interest only   10/27/85     6,500,000      6,637,446      12/1/96
POP #8     B-18670    Monthly interest only   11/20/86    12,500,000     12,548,012      12/1/96

                                                          $36,400,000   $36,801,971

   The carrying value of the notes payable approximates fair value due to the short period of time until the notes mature. The Partnership expects to be successful in refinancing or obtaining alternative financing for the notes prior to their maturity dates.

4. INVESTMENT IN ASSOCIATED PARTNERSHIP

   The Partnership has a 53.33% interest in Campus Drive Investment Company ("CDIC"), a California limited partnership. The equity method of accounting is used to record the Partnership's investment in CDIC as the partners hold joint control. The Partnership's interest in CDIC's net loss for the year ended December 31, 1995, 1994 and 1993 was $72,785, $93,509 and $135,948, respectively. The assets, liabilities and partners' deficit of CDIC are summarized as follows:

                                                      December 31,

                                              1995                  1994
    Assets:
    Real estate investment, net           $  1,474,971           $1,438,913
    Other (including cash of $357,961,
      $317,727 and $398,181 in 1995,
      1994 and 1993, respectively              657,699              590,161

    Total assets                          $  2,132,670           $2,029,074

  Liabilities and Partners' Deficit:
    Note payable                           $  5,361,014           5,294,453
    Other liabilities                           948,388             774,873
    Partners' deficit                        (4,176,732)         (4,040,252)

  Total liabilities and partners' deficit  $  2,132,670          $2,029,074

   Other liabilities includes a payable to the Partnership of $295,400 for a shortfall note made to CDIC and related accrued interest of $105,545. Interest expense related to the shortfall note for 1995 was $24,119. Corresponding amounts are included in the Partnership's note receivable balance as of December 31, 1995 and interest income for 1995.

   The results of operations for CDIC are summarized below:

                                              December 31,

                                  1995         1994         1993
Revenues:
     Rental                   $  968,379     $789,592     $828,661
     Other                        14,953       57,635       69,939
        Total                    983,332      847,227      898,660

 Expenses:
   Interest                      573,116      552,124      554,303
   Operating                     268,323      235,211      282,777
   Depreciation and amortization 212,090      151,086      238,606
   Other                          66,283       84,147       75,538
        Total                  1,119,812    1,022,568    1,151,224
 Net loss                    $  (136,480)  $ (175,341)  $ (252,624)

5. MANAGEMENT AGREEMENT

   The Partnership has a management agreement (the "Management
   Agreement") with William Wilson and Associates ("WA"), an affiliate of the Partnership, to perform certain duties in connection with the development and operation of the properties owned by the Partnership. The Management
   Agreement continues on a year-to-year basis.

   The Partnership is required to pay WWA a management fee of 3% of gross monthly rental receipts as defined in the Management
   Agreement.  Total fees during 1995, 1994 and 1993 were
   $253,476, $207,698 and $191,868 which is included in
   operating expenses. The related management fee payable at December 31, 1995 was $17,508.

6. OTHER RELATED PARTY TRANSACTIONS

   William Wilson III, a partner of the Partnership, has a 3% interest in Webcor Builders, Inc., the general contractor engaged by the Partnership for various tenant improvements. The total cost of these services provided to the Partnership was $75,306, $753,487 and $251,808 for the years ended
   December 31, 1995, 1994 and 1993, respectively.

   The Partnership paid $948,778, $109,178 and $212,465 for the years ended December 31, 1995, 1994 and 1993, respectively to Commercial Interior Contractors ("CIC") for interior improvements. CIC is a division of WWA.

   WWA performed maintenance engineering, marketing and promotion, and leasing services for the Partnership. The total cost of these services provided to the Partnership were $115,196, $224,817 and $514,720 for the years ended December 31, 1995, 1994 and 1993, respectively. WWA also leased space from the Partnership and made rental payments of $258,911, and $199,596 during 1995 and 1994, respectively.

   As specified in the Agreement, the Partnership shall pay RMS/Liberty Street Associates, an affiliate of DW, an investment management fee equal to 1% of the gross income of the Partnership. The total fee amounted to $68,152, $59,824 and $65,746 for the years ended December 31, 1995, 1994 and 1993, respectively. The related payable for this fee at December 31, 1995 was $16,609.

7. LEASES

   The Partnership's operations consist of the leasing of space in office buildings, in which all of the Partnership's leases are classified as operating leases.

   The minimum future rental receipts under noncancelable operating leases are as follows:

   Year ending December 31:
         1996                $   5,967,339
         1997                    5,387,843
         1998                    3,621,759
         1999                    2,273,938
         2000                    1,517,183
         Thereafter              2,036,918

         Total                 $20,804,980

TWC TEN, LTD.
(A FLORIDA LIMITED PARTNERSHIP)
Financial Statements for the
Years Ended December 31, 1995, 1994 and 1993 and Independent Auditors' Report



INDEPENDENT AUDITORS' REPORT

To the Partners of
TWC Ten, Ltd.:

We have audited the accompanying balance sheets of TWC Ten, Ltd. (a Florida Limited Partnership) as of December 31, 1995 and 1994 and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the management of the Partnership.
Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of TWC Ten, Ltd. for the year ended December 31, 1993 were audited by other auditors whose report, dated February 4, 1994 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TWC Ten, Ltd. at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


February 16, 1996

TWC TEN, LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
ASSETS  1995    1994
  Cash and cash equivalents                                    $       200     $   209,260
  Rent receivable, net of allowance for doubtful accounts
    of $13,505 in 1995 and 1994 (Note 1)                         1,249,157       1,438,577
  Deferred lease commissions, net of accumulated amortization
    of $1,494,581 in 1995 and $1,237,871 in 1994 (Note 1)          988,894         631,408
  Deferred loan costs, net of accumulated amortization of
    $493,316 in 1995 and $422,328 in 1994 (Note 1)                  94,437         165,425
  Organizational costs, net of accumulated amortization of
    $27,514 in 1995 and $16,278  in 1994 (Note 1)                   28,667          39,903
  Prepaid expenses and other assets                                 75,230         112,014
  Real estate and improvements (Notes 1 and 2)                  19,786,585      20,055,060

                                                              $ 22,223,170   $  22,651,647

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Mortgage note payable (Notes 1 and 3)                      $  20,000,000    $  20,000,000
  Accounts payable and accrued expenses                            496,375          338,218
  Accrued interest payable (Note 3)                                197,114          141,666
  Due to bank                                                       48,304             -

           Total liabilities                                    20,741,793       20,479,884

COMMITMENTS AND RELATED PARTY
  TRANSACTIONS (Notes 4 and 5)                                        -                -

PARTNERS' CAPITAL (DEFICIT) (Notes 1 and 6):
  Taylor Simpson Group                                           5,331,939       6,022,325
  Existing Partners                                             (3,850,562)     (3,850,562)

           Total partners' capital                               1,481,377       2,171,763

                                                              $ 22,223,170    $ 22,651,647

See accompanying notes to financial statements.

TWC TEN, LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                        1995                1994             1993
RENTAL REVENUES (Notes 1 and 4)    $   4,343,102       $ 4,174,012       $ 3,489,860

OPERATING EXPENSES:
  Depreciation and amortization
  (Notes 1 and 2)                     1,509,063         1,389,200          1,191,803
  Building services                     387,605           365,030            381,491
  Utilities                             376,239           361,862            312,063
  Repairs and maintenance                85,022            61,381            130,764
  Real estate taxes                     652,100           424,816            429,140
  Management fees (Note 5)              127,966           125,730            104,784
  Administrative and other              173,698           158,093            303,519

            Total operating expenses  3,311,693         2,886,112          2,853,564

OPERATING INCOME                      1,031,409         1,287,900            636,296

INTEREST EXPENSE, NET                 1,677,016         1,694,223          2,718,415

NET LOSS                            $  (645,607)       $ (406,323)     $  (2,082,119)


See accompanying notes to financial statements.

TWC TEN, LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                              Taylor Simpson Group                     Existing Partners
                                  Allocated                        Preferred      Allocated                     Total
                     Capital        Loss          Net      Capital Capital         Loss           Net           Net
Balance, December 31,
  1992                                                   $      600  $9,145,691 $(19,170,702) $(10,024,411)  $ (10,024,411)

Capital contribution $ 6,853,904              $6,853,904  16,971,026 (9,145,691)    -            7,825,335      14,679,239

Capital distribution    (184,615)               (184,615)       -          -        -                 -          (184,615)

Net loss                    -    $ (430,633)     (430,633)      -          -      (1,651,486)   (1,651,486)    (2,082,119)

Balance, December 31,
  1993                 6,669,289   (430,633)    6,238,656  16,971,626      -     (20,822,188)   (3,850,562)     2,388,094

Capital contribution     621,428       -          621,428        -         -             -             -          621,428

Capital distribution    (431,436)      -         (431,436)       -         -             -              -        (431,436)

Net loss                    -      (406,323)     (406,323)       -         -             -              -        (406,323)

Balance, December 31,
  1994                 6,859,281   (836,956)    6,022,325  16,971,626      -     (20,822,188)   (3,850,562)     2,171,763

Capital contribution     509,260        -         509,260        -         -            -              -          509,260

Capital distribution    (554,039)       -        (554,039)       -         -            -              -         (554,039)

Net loss                    -       (645,607)    (645,607)       -         -            -              -         (645,607)

Balance, December 31,
  1995               $ 6,814,502 $(1,482,563) $(5,331,939) 16,971,626      -     $(20,822,188) $(3,850,562)    $1,481,377


See accompanying notes to financial statements.

TWC TEN, LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                      1995          1994           1993
CASH FLOWS PROVIDED FROM (USED IN)
  OPERATING ACTIVITIES:
   Net loss                                       $ (645,607)    $(406,323)  $(2,082,119)
   Adjustments to reconcile net loss to net cash
      provided from operating activities:
        Depreciation and amortization              1,509,063    1,389,200      1,191,803
        Provision for doubtful accounts                 -          11,679         13,550
        Cash provided from (used in) changes in:
             Rent receivable                         189,420      226,457        621,509
             Deferred lease commissions             (614,196)    (306,721)      (144,181)
             Deferred loan costs                        -            -          (133,198)
             Organizational costs                       -            -           (56,181)
             Prepaid expenses and other assets       36,784       (17,077)       (32,814)
             Accounts payable and accrued expenses  158,157      (218,343)    (1,035,487)
             Accrued interest payable                55,448          -           161,641
             Due to bank                             48,304          -              -

             Net cash provided from (used in)
                operating activities               737,373        678,872     (1,495,477)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Expenditures for improvements                   (901,654)       (960,537)    (447,704)

            Net cash used in investing activities (901,654)       (960,537)    (447,704)

CASH FLOWS PROVIDED FROM (USED IN)
  FINANCING ACTIVITIES:
  Repayments of mortgage note                         -               -       (4,607,271)
  Capital distributions - Taylor Simpson Group    (554,039)       (431,436)     (184,615)
  Capital contributions - Bayport, Ltd.               -               -          152,325
  Capital contributions - Taylor Simpson Group     509,260         621,428     6,853,904

            Net cash (used in) provided from
                financing activities               (44,779)        189,992     2,214,343

            Net (decrease) increase in cash and
                cash equivalents                  (209,060)        (91,673)      271,162

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       209,260         300,933        29,771

CASH AND CASH EQUIVALENTS, END OF YEAR            $    200      $  209,260     $ 300,933

SUPPLEMENTAL CASH FLOW INFORMATION:
The partnership paid interest of approximately $1,700,000 in both 1995 and 1994 and $2,453,000 in 1993.

See Note 6 for summary of noncash transactions.


TWC TEN, LTD.
( A Florida Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - TWC Ten, Ltd., a Florida limited partnership (the "Partnership") was formed December 30, 1983 to acquire approximately 13 acres of land and to develop and construct an eleven-story 259,513 square foot office building and structured parking deck containing 765 parking spaces (the "Project") in Tampa, Florida.

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

The Amended and Restated Partnership Agreement requires certain capital contributions by the partners. TSG is required, as necessary, to fund up to $9,000,000 of capital contributions. Through December 31, 1995, $5,339,068 has been contributed as an initial capital contribution and $2,645,524 has been contributed as an additional capital contribution. The remaining unfunded balance is to be contributed from time-to-time to fund operating deficits. As of the date of the Amended and Restated Partnership Agreement, the Existing Partners contributed shortfall loans of $1,232,516, additional shortfall loans of $3,295,259, and accrued interest payable thereon of $2,331,831 to the Partnership. They also caused to be discharged $813,404 of amounts payable to TWC Eleven, Ltd. (an Existing Partner) and paid $140,000 of accrued interest payable and $12,325 of accrued expenses on behalf of TWC Ten, Ltd.

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

The Amended and Restated Partnership also includes a provision whereby TSG is to receive guaranteed payments for three years on the amount of TSG's unrecovered capital. The return on unrecovered capital is 6% for the two years, beginning with the year ended December 31, 1993. The return on capital is 8.5% for the year ended December 31, 1995. The return on capital paid to TSG was $554,039, $431,436 and $184,615 for the years ended December 31, 1995, 1994 and 1993, respectively.

Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, and cash on deposit and short-term investments with original maturities less than 90 days.

Real Estate and Improvements - Real estate and improvements are recorded at cost less accumulated depreciation and amortization. Cost includes land and improvements, direct construction costs, indirect project costs and carrying costs including real estate taxes and interest incurred during the construction period.

Depreciation and amortization is computed on the straight-line basis over the estimated useful lives of the assets: building and building improvements, 15 to 40 years; leasehold improvements, primarily over the lives of the related leases, which is 3 to 15 years.

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate.
As part of this evaluation, the fair values of each of the properties are estimated (in some cases with the assistance of outside real estate consultants) based on discounted cash flows. The fair values are compared to the properties' carrying amounts in the financial statements. A deficiency in fair value relative to carrying amount is an indication of the need for a writedown due to impairment. In such case, the expected future net cash flows from the property are estimated for a period of approximately five years, along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value, and a loss on impairment recognized by a charge to earnings. The Partnership's accounting policy complies with Statement of Financial Accounting Standards
No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed Of."

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating costs, inflation, and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1995. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by the General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

Fair Value of Financial Instruments - The estimated fair value of amounts reported in the financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The fair value of long-term investments and long-term debt approximate their carrying value.

2.      REAL ESTATE AND IMPROVEMENTS

Real estate and improvements at December 31, 1995 and 1994 consists of the following:
                                          1995               1994
  Land and improvements                $ 3,013,100      $  3,013,100
  Building and improvements             26,031,100        25,129,445

                                        29,044,200        28,142,545
   Less accumulated depreciation
      and amortization                 (9,257,615)        (8,087,485)

                                     $ 19,786,585      $  20,055,060

Depreciation and amortization expense on real estate and improvements was $1,170,130, $1,117,892 and $963,450 for the years ended December 31, 1995,
1994 and 1993, respectively.

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

4.      LEASE  COMMITMENTS

Tenant leases specify minimum rentals and, in some cases, annual fixed increases. Lease terms range from 3 to 10 years.

Future minimum rental receipts due for succeeding fiscal years under noncancelable operating leases are as follows:

                Year                                     Amount
                1996                                  $ 4,474,149
                1997                                    4,033,821
                1998                                    3,687,134
                1999                                    3,080,514
                2000                                    2,004,744
                Thereafter                              4,055,109

                Total                                 $ 21,335,471

5.      RELATED PARTY TRANSACTIONS

Interest on shortfall loans was compounded monthly at a rate of prime plus 1% (9.5% at December 31, 1995) until the Partnership Agreement was amended and restated on July 19, 1993. At that time, accrued interest of $2,331,831 was contributed to the Partnership as part of the Existing Partners' additional capital contribution.

In December 1988, TWC Eleven, Ltd. paid $829,771 of accrued interest and principal in additional shortfall loans on the Partnership's behalf. The $829,771 was reflected on the Partnership's balance sheet as due to TWC Eleven, Ltd. until July 18, 1993 when $813,404 was contributed to the Partnership as part of the Existing Partners' additional capital contribution.

Prior to July 19, 1993, the Partnership had a management agreement with the Wilson Management Company which provided for the payment of 2-1/4% of rental revenue collected and a 4% lease-up fee for all new leases. On July 19, 1993, as part of the Amended and Restated Partnership Agreement, the management agreement was amended whereby the Wilson Management Company will receive 3% of all rental revenue collected, a 4% lease-up fee for all new leases, and monthly reimbursement of $875 for office expenses. Management and lease-up fees were approximately $346,400 in 1995, $227,400 in 1994, and $164,300 in 1993. The Wilson Management Company was also reimbursed approximately $92,300, $92,500 and $100,000 in 1995, 1994 and
1993, respectively, primarily for salary costs incurred on behalf of the Partnership.

Prior to July 19, 1993, the Partnership had a management agreement with Liberty Street/Bayport, Ltd. which required payment of a fee calculated as a percentage of revenues and based on cash flow. On July 19, 1993, the management agreement with Liberty Street/Bayport, Ltd. was terminated.

On August 1, 1993, the Wilson Management Company renewed its 10,806 square-foot lease for five years beginning March 1, 1994. The new lease requires monthly payments of $16,209 until February 28, 1999. Rental revenues earned under this lease agreement were approximately $195,000 in 1995, $196,000 in 1994 and $205,000 in 1993.

The Amended and Restated Partnership Agreement as of July 19, 1993 requires the Partnership to pay guarantee payments to TSG equaling 6% of TSG's unrecovered capital for two years, beginning with the year ended December 31, 1993. Guaranteed payments to the TSG for 1995, 1994 and 1993 totaled $554,039, $431,436 and $184,615, respectively.

Solutions, Inc., an affiliate of The Wilson Company, performed construction work, primarily tenant improvements, on a cost-plus basis totaling approximately $407,035 in 1995, $775,687 in 1994 and $575,300 in 1993. Certain
amounts of these improvements were reimbursed to the Partnership by tenants.

The Wilson Construction Company, an affiliate of The Wilson Company, performed construction work on the base of the office building totaling $1,092 and $257,845 during 1995 and 1994, respectively. No such work was performed during 1993.

6.      NONCASH TRANSACTIONS

As a result of the Amended and Restated Partnership Agreement, certain debt amounts were converted to capital. These conversions were considered as noncash activities for purposes of the statement of cash flows as of December 31, 1993 as follows:

Existing Partners:
  Shortfall loan                     $  1,232,516
  Additional shortfall loan             3,295,259
  Acrued interest payable               2,331,831
  Due to TWC Eleven, Ltd.                 813,404

           Total noncash activiity   $  7,673,010