Form 10-Q
period 1996-03-31
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1996-05-15
CIK 765923

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549


                                        FORM 10-Q


[ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                           For the period ended March 31, 1996


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

                                 CONSOLIDATED BALANCE SHEETS



                                           ASSETS

                                                            March 31,          December 31,
                                                              1996                1995
Real estate, at cost:
  Buildings and improvements                              $ 47,284,214        $ 47,253,598
  Land and land improvements                                 4,658,353           4,658,353
                                                            51,942,567          51,911,951
  Accumulated depreciation                                  21,440,276          20,984,839
                                                            30,502,291          30,927,112

Real estate held for sale                                    2,021,342           2,021,342
Cash and cash equivalents                                    2,016,464           2,072,917
Deferred expenses, net                                       1,228,483           1,277,687
Accounts receivable                                          2,411,110           1,671,728
Restricted cash                                              3,315,774           3,570,238
Other assets                                                   308,098             295,889
                                                          $ 41,803,562        $ 41,836,913


                       LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Mortgage note payable                                     $ 40,093,731        $ 42,000,000
Due to affiliates                                            6,512,780           6,385,499
Accounts payable and accrued expenses                        3,023,903           3,085,982
Excess of distributions and losses over
  cost of investments in partnerships                        7,706,024           7,510,575
Minority interests                                           1,614,642           1,583,135
                                                            58,951,080          60,565,191

Partners' capital (deficiency):
  General partners                                          (3,235,618)         (3,298,849)
  Limited partners ($1,000 per Unit,
    78,594 Units issued)                                   (13,911,900)        (15,429,429)

          Total partners' capital (deficiency)             (17,147,518)        (18,728,278)

                                                          $ 41,803,562        $ 41,836,913



See accompanying notes to consolidated financial statements.
/TABLE

                         DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                         Three months ended March 31, 1996 and 1995


                                                           1996                   1995
Revenues:
  Hotel operating                                       $ 9,138,921            $ 8,368,407
  Rental                                                       -                   372,026
  Interest and other                                         56,137                 30,136
                                                          9,195,058              8,770,569
Expenses:
  Hotel operating                                         5,701,327              5,480,167
  Interest                                                1,057,153              1,317,445
  Property operating                                         33,912                 49,228
  Depreciation                                              455,437                526,052
  Amortization                                               49,204                 67,645
  Equity in net losses of partnerships                      195,449                258,095
  General and administrative                                 90,309                 85,318
                                                          7,582,791              7,783,950

Income before minority interest                           1,612,267                986,619

  Minority interest in income of
    consolidated partnerships                               (31,507)               (19,012)

Net income                                              $ 1,580,760            $   967,607


Net income allocated to:
  Limited partners                                      $ 1,517,529            $   928,903
  General partners                                           63,231                 38,704
                                                        $ 1,580,760            $   967,607

Net income per Unit of limited partnership
  interest                                              $     19.31            $     11.82









See accompanying notes to consolidated financial statements.
/TABLE

                         DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL DEFICIENCY

                              Three months ended March 31, 1996




                                             Limited            General
                                             Partners           Partners          Total
Partners' capital deficiency
  at January 1, 1996                      $(15,429,429)       $(3,298,849)    $(18,728,278)

Net income                                   1,517,529             63,231        1,580,760

Partners' capital deficiency
  at March 31, 1996                       $(13,911,900)       $(3,235,618)    $(17,147,518)
























See accompanying notes to consolidated financial statements.

                         DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Three months ended March 31, 1996 and 1995

                                                                 1996              1995
Cash flows from operating activities:
  Net income                                                 $ 1,580,760       $   967,607
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                504,641           593,697
    Minority interest in income of unconsolidated
       partnership                                                31,507            19,012
    Equity in net losses of partnerships                         195,449           258,095
    Decrease (increase) in:
       Accounts receivable                                      (739,382)         (270,338)
       Restricted cash                                           254,464        (1,239,122)
       Deferred expenses                                            -               10,207
       Other assets                                              (12,209)           40,941
    Increase (decrease) in:
       Accounts payable and accrued expenses                     (62,715)         (288,928)
       Due to affiliates                                         127,281            62,733
       Other liabilities                                             636            67,848

Net cash provided by operating activities                      1,880,432           221,752

Cash flows from investing activities:
  Additions to real estate                                       (30,616)         (126,687)

Cash flows from financing activities:
  Repayment of mortgage notes payable                         (1,906,269)          (43,659)
  Borrowings from affiliates                                        -              126,248

Net cash (used in) provided by financing
  activities                                                  (1,906,269)           82,589

(Decrease) increase in cash and cash equivalents                 (56,453)          177,654

Cash and cash equivalents at beginning of period               2,072,917           663,387

Cash and cash equivalents at end of period                   $ 2,016,464       $   841,041

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 1,208,305       $ 1,082,069


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

The financial statements include the accounts of the Partnership, Bayport Ltd.'s investment in the Bayport hotel, and Braker Associates on a consolidated basis. The Partnership's interest in Peninsula/DW
Associates and, Bayport Ltd's investment in the Bayport office building are accounted for on the equity method.

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

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.  Real Estate

Real estate held for sale represents two parcels of land at the Braker Center. The closing of the sale on one of the parcels, for approximately $856,000, occurred in April 1996, and the closing of the sale of the final parcel is scheduled to occur no later than March 1997. Pursuant to the Agreement of Sale, the Partnership and Hill Partners may continue to market the final parcel prior to the closing date of the sale of that parcel. If the final parcel is sold to a third party, the excess of the proceeds from such sale over the purchase price otherwise to be paid by Hill Partners, Inc. will be divided between the Partnership and Hill Partners, Inc.

The mortgage note payable, which is secured by the Bayport Plaza Hotel property, is not a general obligation of the Partnership. Restricted cash balances are reserved at the Bayport Plaza Hotel primarily for debt service, working capital, and the replacement of certain furniture, fixtures and equipment at the hotel.

3.  Related Party Transactions

Prior to 1995, the Partnership borrowed funds from an affiliate of Realty to fund working capital needs and capital expenditures at certain properties. Interest expense, calculated at the prime rate (8.25% at March 31, 1996), was $65,661 and $62,931 for the three months ended March 31, 1996 and 1995, respectively. At March 31, 1996, the balance due to the affiliate, including accrued interest, was $3,160,286.

Additionally, in conjunction with a 1991 refinancing of the hotel at Bayport Plaza, an affiliate of Realty guaranteed a maximum of $5,350,000 of the first mortgage debt. Advances (all of which were made prior to 1994) by the guarantor to the first mortgage lender under this guaranty (which constitute loans from the guarantor to the Partnership which must be repaid by the Partnership) equalled $2,166,098 at March 31, 1996. Consequently, the remaining potential liability of the guarantor to the lender under the guaranty as of March 31, 1996 was $3,183,902. Interest expense, calculated at the prime rate, was $60,847 and $58,317 for the three months ended March 31, 1996 and 1995, respectively. At March 31, 1996, the Partnership owed the guarantor $2,928,563, including accrued interest. No portion of this indebtedness to the affiliate has been repaid to date.

The Managing General Partner is entitled to receive a management fee based on a percentage of distributable cash. Because there was no distributable cash flow, the Managing General Partner did not receive a fee for the three months ended March 31, 1996 or 1995. As of March 31, 1996, $422,987 of management fees earned prior to 1992 remained unpaid.

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three months ended March 31, 1996 and 1995, the Partnership incurred expenses of $44,701 and $58,470, respectively, for these services. These amounts are included in general and administrative expense. As of March 31, 1996, the balance due to Realty was $944.

4.  Litigation

Various public partnerships sponsored by Realty (including the Partnership and, in certain cases, its Managing General Partner) are defendants in five class action lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants have not yet responded to the complaints and intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

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

The Managing General Partner currently plans to offer the Bayport Plaza hotel for sale in 1996. The Partnership is also evaluating a proposal to sell its interest in Peninsula Office Park to one of its joint venture partners. However, there can be no assurance that these investments will be sold.

The Partnership's liquidity depends upon cash flow from operations of its properties and capital expenditures. For the three months ended March 31, 1996, all of the Partnership's property investments generated positive cash flow from operations, and it is anticipated that they will continue to do so.

In addition, the Partnership's liquidity has been affected by the disposition of the properties at Braker Center and will be affected by the sale of other Partnership properties. Because the Partnership has fewer income-producing investments, the Partnership's cash from operations will decline in 1996 and thereafter.

For the three months ended March 31, 1996, Partnership cash flow from operations exceeded capital expenditures, and the Partnership expects that this will continue for the remainder of 1996.

The Partnership's restricted cash balances are reserved primarily for debt service, working capital, and the replacement of certain furniture, fixtures and equipment at the Bayport Plaza hotel pursuant to the hotel loan and management agreements. In 1996, Bayport Plaza hotel expects to incur capital expenditures of approximately $600,000. During the three months ended March 31, 1996, pursuant to the loan agreement, the Partnership repaid approximately $1.9 million of the debt on the Bayport Plaza hotel from restricted cash.

The Partnership has lent $210,005 to the Peninsula Office Park joint venture as of March 31, 1996. The loan bears interest at the prime rate plus 1%. Peninsula Office Park expects to incur capital expenditures during 1996 of approximately $1 million to be funded from cash reserves at the joint venture.

The proceeds from the closings of the remaining parcels of vacant land at Braker Center (see Note 2 to the consolidated financial statements in Item 1) will be used to reduce Partnership debt.

The Partnership has not paid a distribution to the Partners since the fourth quarter of 1990 and does not expect to pay a distribution from operating cash flows in 1996.

At March 31, 1996, the General Partners have deferred receipt of cash distributions of $262,316, to which they were entitled through December 31, 1990.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three months ended March 31, 1996 compared to 1995 are primarily attributable to the following:

The increase in hotel operating revenue was primarily the result of increases in room rates. Hotel occupancy increased by less than 1%. Hotel expenses increased due to increased staffing requirements and increases in long distance telephone rates and credit card commissions.

The disposition of the Partnership's interests in the properties at Braker Center in 1995 (and the satisfaction of the related mortgage loans thereon) caused the decrease in rental income, interest expense, property operating expenses, depreciation and amortization during the first quarter of 1996.

The decrease in equity in net losses of partnerships is primarily attributable to higher rents on new leases at Peninsula Office Park.

A summary of the hotel, office and warehouse/research and development building markets where the Partnership's properties are located and the performance of each property is as follows:

The hotel market in the Westshore area of Tampa Bay, FL continued to improve during the first quarter of 1996 as a result of improvement in the economy and a lack of new supply. Average occupancy for the three-month period ended March 31, 1996 remained at 83%.

The Bayport Plaza Office Building, located in the same project as the Hotel, is in a stable market with only a few large blocks of space available. The market vacancy rate for Class A buildings in the Westshore market is approximately 14%. However, the downtown Tampa market is significantly weaker, and is competing with the Westshore market for quality tenants. During the first quarter of 1996, occupancy at the property increased from 96% to 98%. No significant leases expire prior to 2000.

Although the leasing activity has decreased in San Mateo, CA, the location of Peninsula Office Park, vacancy rates declined over the past quarter (to approximately 3% at March 31, 1996). During the first quarter of 1996, occupancy at Peninsula Office Park decreased slightly from 99% to 98%. The 17,000 square foot restaurant remains vacant. No significant leases expire prior to 1998.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 13, 1996, a class action lawsuit (the "Young Action") naming Dean Witter Realty Income Partnership III, L.P., other unidentified limited partnerships, Dean Witter, Discover & Co., Dean Witter Reynolds Inc., and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants have removed the case to the United States District Court for the District of Maryland. The complaint alleges fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment and related claims and seeks an accounting of records, compensatory and punitive damages in unspecified amounts and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.


Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits
          An exhibit index has been filed as part of this Report on Page E1.

    (b)   Reports on Form 8-K - not applicable.

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


                                        DEAN WITTER REALTY GROWTH
                                        PROPERTIES, L.P.


                                        By:   Dean Witter Realty Growth
                                                Properties Inc.
                                              Managing General Partner



Date:  May 15, 1996                     By:   /s/E. Davisson Hardman, Jr.
                                              E. Davisson Hardman, Jr.
                                              President



Date:  May 15, 1996                     By:   /s/Lawrence Volpe
                                              Lawrence Volpe
                                              Controller
                                              (Principal Financial and
                                               Accounting Officer)

                                                                           Exhibit Index



                                Dean Witter Realty Growth Properties, L.P.
                                       Quarter Ended March 31, 1996




Exhibit                                                                    Sequentially
  No.                           Description                                Numbered Page
 27                      Financial Data Schedule




























                                                    E1