Form 10-Q
period 1996-06-30
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1996-08-14
CIK 765923

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended June 30, 1996


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

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                     June 30,       December 31,
                                                      1996             1995

Real estate held for sale                         $ 31,281,279     $  2,021,342

Real estate:
  Buildings and improvements                            -            47,253,598
  Land and land improvements                            -             4,658,353
                                                        -            51,911,951
  Accumulated depreciation                              -            20,984,839
                                                        -            30,927,112


Cash and cash equivalents                               13,023        2,072,917
Deferred expenses, net                               1,163,944        1,277,687
Accounts receivable                                  1,808,880        1,671,728
Restricted cash                                      4,487,680        3,570,238
Other assets                                           444,805          295,889

                                                  $ 39,199,611     $ 41,836,913


                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Mortgage note payable                             $ 40,093,731     $ 42,000,000
Due to affiliates                                    3,858,329        6,385,499
Accounts payable and accrued expenses                2,627,384        3,085,982
Excess of distributions and losses over
  cost of investments in partnerships                7,821,340        7,510,575
Minority interests                                   1,620,667        1,583,135
                                                    56,021,451       60,565,191

Partners' capital (deficiency):
  General partners                                  (3,222,591)      (3,298,849)
  Limited partners ($1,000 per Unit,
    78,594 Units issued)                           (13,599,249)     (15,429,429)

         Total partners' capital (deficiency)      (16,821,840)     (18,728,278)

                                                  $ 39,199,611     $ 41,836,913

          See accompanying notes to consolidated financial statements.
/TABLE

                   DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                Three and six months ended June 30, 1996 and 1995

                                Three months ended         Six months ended
                                      June 30                  June 30
Revenues:                       1996        1995          1996          1995
  Hotel operating           $ 7,618,344  $6,502,656   $16,757,265   $14,871,063
  Rental                              -     373,485             -       745,511
  Interest and other             48,529      34,787       104,666        64,923
                              7,666,873   6,910,928    16,861,931    15,681,497

Expenses:
  Hotel operating             5,546,400   4,816,166    11,247,727    10,296,333
  Interest                      997,590   1,557,871     2,054,743     2,875,316
  Property operating               -         83,865        33,912       133,093
  Depreciation                  455,437     526,158       910,874     1,052,210
  Amortization                   49,205      70,557        98,409       138,202
  Equity in net losses of
   partnerships                 115,316     191,575       310,765       449,670
  General and administrative    149,517     143,970       239,826       229,288
  Loss on real estate
   sold/held for sale            21,705   1,043,167        21,705     1,043,167
                              7,335,170   8,433,329    14,917,961    16,217,279

Income (loss) before
  minority interest             331,703  (1,522,401)    1,943,970     (535,782)

Minority interest in
  (income) loss of joint
  ventures                       (6,025)     16,739       (37,532)      (2,273)

Net income (loss)           $   325,678  $(1,505,662) $ 1,906,438    $ (538,055)

Net income (loss) allocated to:
  Limited partners          $   312,651  $(1,445,436) $ 1,830,180    $ (516,533)
  General partners               13,027      (60,226)      76,258       (21,522)
                            $   325,678  $(1,505,662) $ 1,906,438    $ (538,055)

Net income (loss) per Unit
  of limited partnership
  interest                     $   3.98       $(18.39)      $ 23.29        $(6.57)


          See accompanying notes to consolidated financial statements.
/TABLE

                   DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL DEFICIENCY

                         Six months ended June 30, 1996


                                Limited         General
                                Partners        Partners            Total
Partners' capital deficiency
  at January 1, 1996         $(15,429,429)    $(3,298,849)      $(18,728,278)

Net income                      1,830,180          76,258          1,906,438

Partners' capital deficiency
  at June 30, 1996           $(13,599,249)    $(3,222,591)      $(16,821,840)

































          See accompanying notes to consolidated financial statements.
/TABLE

                   DEAN WITTER REALTY GROWTH PROPERTIES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1996 and 1995
                                                         1996            1995
Cash flows from operating activities:

  Net income (loss)                                 $   1,906,438   $    (538,055)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                       1,009,283     1,190,412
    Loss on real estate sold/held for sale                 21,705     1,043,167
    Minority interest in joint ventures'
      operations                                           37,532         2,273
    Equity in net losses of partnerships                  310,765       449,670
    Decrease (increase) in:
      Accounts receivable                                (137,152)      480,517
      Restricted cash                                    (917,442)     (107,504)
      Deferred expenses                                      -          (66,907)
      Other assets                                       (148,916)       54,734
    Increase (decrease) in:
      Accounts payable and accrued expenses              (459,234)       76,032
      Due to affiliates                                   242,830       121,508
      Other liabilities                                       636        79,672

  Net cash provided by operating activities             1,866,445     2,785,519

  Cash flows from investing activities:
    Proceeds from sale of real estate                     856,280          -
    Additions to real estate                             (106,350)     (216,289)
  Net cash provided by (used in)
    investing activities                                  749,930      (216,289)

  Cash flows from financing activities:
    Repayment of mortgage notes payable                (1,906,269)   (3,088,320)
    Repayment of loan to affiliates                    (2,770,000)        -
    Borrowings from affiliates                              -           254,043

  Net cash used in financing activities                (4,676,269)   (2,834,277)

  Decrease in cash and cash equivalents                (2,059,894)     (265,047)

  Cash and cash equivalents at beginning of period      2,072,917       663,387

  Cash and cash equivalents at end of period         $     13,023   $   398,340

  Supplemental disclosure of cash flow information:
    Cash paid for interest                           $  2,396,615   $ 2,361,064

          See accompanying notes to consolidated financial statements.
                                   (continued)
/TABLE

                   DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1996 and 1995

                                                        1996             1995

Supplemental disclosure of non-cash investing activities:

  Reclassification of real estate held for sale:

    Real estate:
      Land                                         $  4,658,353     $      -
      Buildings and improvements                     47,359,948            -
      Deferred expenses, net                             15,334            -
      Accumulated depreciation                      (21,895,713)

      Real estate held for sale                    $ 30,137,922     $      -






























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

The financial statements include the accounts of the Partnership, Bayport Ltd.'s investment in the Bayport Hotel, and Braker Associates on a consolidated basis. The Partnership's interest in Peninsula/DW
Associates and Bayport Ltd.'s investment in the Bayport office building are accounted for on the equity method.

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

2. Real Estate

The closing of the sale of one of the remaining two parcels of land at Braker Center, for approximately $856,000 (net of miscellaneous closing costs of approximately $22,000), occurred in April 1996.

Real estate held for sale includes the final parcel of land at Braker Center, with a carrying value of approximately $1,144,000. The closing of this parcel is scheduled to occur no later than March 1997. Pursuant to the Agreement of Sale, the Partnership and Hill Partners may continue to market the final parcel prior to the closing date of the sale of that parcel. If the final parcel is sold to a third party, the excess of the proceeds from such sale over the purchase price otherwise to be paid by Hill Partners, Inc. will be divided between the Partnership and Hill Partners, Inc.


               DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

               Notes to Consolidated Financial Statements


During the second quarter of 1996, the Partnership determined to sell the Bayport Plaza Hyatt Hotel (the "Hotel"). Accordingly, the Hotel and related assets, with a total carrying value of approximately $30,138,000, were reclassified to real estate held for sale.

In July 1996, the Partnership sold the Hotel to Hyatt Corporation, the manager of the Hotel, for a net sales price of approximately $72.2 million, pursuant to Hyatt Corporation's right of first offer contained in the Hotel management agreement. The purchase price was paid in cash at closing. A portion of the sales proceeds was used to repay the mortgage note encumbering the Hotel and certain balances due to affiliates (see Note 3). In August 1996, the Partnership will make a distribution to the Limited Partners of $29.3 million ($373 per unit) from the net proceeds from the sale of the Hotel.

3. Related Party Transactions

Prior to 1995, the Partnership borrowed funds from an affiliate of Realty to fund working capital needs and capital expenditures at certain properties. Interest expense, calculated at the prime rate (8.25% at June 30, 1996), was $99,543 and $129,297 for the six months ended June 30, 1996 and 1995, respectively. In May 1996, the Partnership repaid $2,770,000 from the proceeds from the sale of the Braker Center properties. At June 30, 1996, the balance due to the affiliate, including accrued interest, was $363,863. The loan was repaid from the proceeds of the sale of the Hotel.

Additionally, in conjunction with a 1991 refinancing of the Hotel at Bayport Plaza, an affiliate of Realty guaranteed a maximum of $5,350,000 of the first mortgage debt. Advances (all of which were made prior to 1994) by the guarantor to the first mortgage lender under this guaranty (which constitute loans from the guarantor to the Partnership which must be repaid by the Partnership) equalled $2,166,098 at June 30, 1996. Interest expense, calculated at the prime rate, was $124,918 and $119,746 for the six months ended June 30, 1996 and 1995, respectively. At June 30, 1996, the Partnership owed the guarantor $3,052,939, including accrued interest. The loan was repaid from the proceeds of the sale of the Hotel.

The Managing General Partner is entitled to receive a management fee based on a percentage of distributable cash. Because there was no distributable cash, the Managing General Partner did not receive a fee for the six months ended June 30, 1996 or 1995. As of June 30, 1996, $422,987 of management fees recorded prior to 1992 remained unpaid. Upon review of such liability in the third quarter of 1996, the Managing General Partner determined that the Partnership has no liability for such management fees, and the Managing General Partner waived any claim to such fees.


               DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

               Notes to Consolidated Financial Statements

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the six months ended June 30, 1996 and 1995, the Partnership incurred expenses of $89,387 and $124,286, respectively, for these services. These amounts are included in general and administrative expense. As of June 30, 1996, the balance due to Realty was $18,540.

4. Litigation

Various public partnerships sponsored by Realty (including the Partnership and, in certain cases, its Managing General Partner) are defendants in a number of class action lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

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

During the second quarter of 1996, the Partnership determined to sell the Hotel. The closing occurred in July 1996 (see Note 2 to the consolidated financial statements in Item 1). The Managing General Partner believes that the timing of the sale took advantage of both the Hotel's improved operating performance and the current investment environment for hotel properties. The Partnership's restricted cash balances were reserved primarily for debt service, working capital, and the replacement of certain furniture, fixtures and equipment at the Hotel pursuant to the Hotel loan and management agreements. During the six months ended June 30, 1996, pursuant to the loan agreement, the Partnership repaid approximately $1.9 million of the debt on the Hotel from restricted cash.

The closing of the sale of one of the remaining two parcels of land at Braker Center, for approximately $856,000 (net of miscellaneous closing costs of approximately $22,000), occurred in April 1996.

In May 1996, the Partnership repaid $2,770,000 to an affiliate from the proceeds from the sales of Braker Center properties in 1995 and 1996.

The Partnership is negotiating an agreement to sell its interest in Peninsula Office Park to one of its joint venture partners. The agreement is expected to provide for two closings, one for the office buildings and, at a later date, a second closing for the unoccupied restaurant building.

The Partnership's liquidity has depended upon cash flow from operations of its properties and capital expenditures. For the six months ended June 30, 1996, all of the Partnership's property investments generated positive cash flow from operations.

In addition, the Partnership's liquidity has been affected by the disposition of the properties at Braker Center and will be affected by the sale of other Partnership properties and interests. After the sale of the Hotel, the Partnership's remaining investments will consist of the final parcel of undeveloped land at Braker Center, the Bayport Office Building and the Joint Venture. The Bayport Office Building is not expected to produce significant operating cash flow for the Partnership
in the near future.   Although the Joint Venture generates cash flow from
operations, it is prohibited from making cash distributions to its
               DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

partners pursuant to its loan agreement. Accordingly, subsequent to June 30, 1996, the Partnership will only realize significant cash from the closings on the Hotel and the final parcel of land at Braker Center and the sale of Partnership interests in its remaining investments.

The Partnership has lent $210,005 to the Peninsula Office Park joint venture as of June 30, 1996. The loan bears interest at the prime rate plus 1%. Peninsula Office Park expects to incur capital expenditures during 1996 of approximately $1 million to be funded from cash reserves at the joint venture.

The Partnership has not paid a distribution to the Partners since the fourth quarter of 1990. In August 1996, the Partnership will make a distribution to the Limited Partners of $29.3 million ($373 per unit) from the net proceeds from the sale of the Hotel.

At June 30, 1996, the General Partners deferred receipt of cash distributions totaling $262,316 through December 31, 1990. Upon review of such deferred distributions in the third quarter of 1996, the Managing General Partner determined that the Partnership has no liability for such distributions and the General Partners waived any claim to such distributions.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three and six months ended June 30, 1996 compared to 1995 are primarily attributable to the following:

The increase in Hotel operating revenue was primarily the result of increases in room rates, occupancy and food and beverage sales. Hotel expenses increased because of increased food and beverage costs, room costs and higher management fees based on the increased revenues.

The disposition of the Partnership's interests in the properties at Braker Center in 1995 (and the satisfaction of the related mortgage loans thereon) caused the decrease in rental income, interest expense, property operating expenses, depreciation and amortization.

The decrease in equity in net losses of partnerships is primarily attributable to higher rents on new leases at Peninsula Office Park.

A summary of the hotel and office markets where the Partnership's properties are located and the performance of each property is as follows:

The hotel market in the Westshore area of Tampa Bay, FL continued to improve during the second quarter of 1996 as a result of improvement in
                DEAN WITTER REALTY GROWTH PROPERTIES, L.P


the economy and a lack of new supply. As of June 30, 1996, average occupancy was 78%.

The Bayport Plaza Office Building, located in the same project as the Hotel, is in a stable market with only a few large blocks of space available. The market vacancy rate for Class A buildings in the Westshore market is approximately 14%. The downtown Tampa market is significantly weaker, and is competing with the Westshore market for quality tenants; however, the property's accessability to the Tampa airport and its ability to offer free parking are competitive advantages. During the first half of 1996, occupancy at the property increased from 98% to 100%. A lease for approximately 6% of the space at the property expires in the third quarter of 1996. No other significant leases expire prior to 2000.

Leasing activity decreased during the second quarter in San Mateo, CA, the location of Peninsula Office Park. However, vacancy rates remained at approximately 3% during the six months ended June 30, 1996. During the second quarter of 1996, occupancy at Peninsula Office Park increased slightly from 98% to 99%. The 17,000 square foot restaurant remains vacant. No significant leases expire prior to 1998.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The following developments have occurred since the filing of the Partnership's most recent quarterly report on Form 10-Q with respect to the purported class actions filed against the Partnership.

Pursuant to an order to the U.S. District Court for the Southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York.

The parties in the Schechtman Action, the Dosky Action and the Segal Action intend to ask the Delaware Court of Chancery that such Actions be consolidated in a single matter. The Grigsby Action has been stayed indefinitely subject to being reopened for good cause. The Young Action has been dismissed without prejudice. The defendants in the Young Action understand that the plaintiffs in the Young Action intend to join the Schechtman Action, the Dosky Action and the Segal Action if such Actions are consolidated.




                DEAN WITTER REALTY GROWTH PROPERTIES, L.P


Item 6.    Exhibits and Reports on Form 8-K

   (a)     Exhibits
           An exhibit index has been filed as part of this Report on Page E1.

   (b)     Reports on Form 8-K - not applicable.
DEAN WITTER REALTY GROWTH
           PROPERTIES, L.P.

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


                                   DEAN WITTER REALTY GROWTH
                                   PROPERTIES, L.P.


                                   By:  Dean Witter Realty Growth
                                          Properties Inc.
                                        Managing General Partner



Date:  August 14, 1996             By:  /s/ E. Davisson Hardman, Jr.
                                        E. Davisson Hardman, Jr.
                                        President



Date:  August 14, 1996             By:  /s/ Lawrence Volpe
                                        Lawrence Volpe
                                        Controller
                                        (Principal Financial and
                                         Accounting Officer)

              DEAN WITTER REALTY GROWTH PROPERTIES, L.P.


                               Exhibit Index


                       Quarter Ended June 30, 1996



Exhibit                                                     Sequentially
  No.                     Description                       Numbered Page

 27                 Financial Data Schedule





































                                   E1