Form 10-Q
period 1996-09-30
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1996-11-14
CIK 765923

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   For the period ended September 30, 1996


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

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                  September 30,     December 31,
                                                      1996             1995

Real estate held for sale                         $    561,000     $  2,021,342

Real estate:
  Buildings and improvements                            -            47,253,598
  Land and land improvements                            -             4,658,353
                                                        -            51,911,951
  Accumulated depreciation                              -            20,984,839
                                                        -            30,927,112


Cash and cash equivalents                            2,056,580        2,072,917
Deferred expenses, net                                 214,141        1,277,687
Accounts receivable                                    192,976        1,671,728
Restricted cash                                          -            3,570,238
Other assets                                           163,809          295,889

                                                  $  3,188,506     $ 41,836,913


                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Mortgage note payable                             $      -         $ 42,000,000
Due to affiliates                                          149        6,385,499
Accounts payable and accrued expenses                  257,977        3,085,982
Excess of distributions and losses over
  cost of investments in partnerships                7,967,326        7,510,575
Minority interests                                       -            1,583,135
                                                     8,225,452       60,565,191

Partners' capital (deficiency):
  General partners                                  (3,258,199)      (3,298,849)
  Limited partners ($1,000 per Unit,
    78,594 Units issued)                            (1,778,747)     (15,429,429)

         Total partners' capital (deficiency)       (5,036,946)     (18,728,278)

                                                  $  3,188,506     $ 41,836,913

          See accompanying notes to consolidated financial statements.

                   DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             Three and nine months ended September 30, 1996 and 1995

                                Three months ended        Nine months ended
                                   September 30              September 30
Revenues:                        1996       1995          1996          1995
  Hotel operating           $  1,116,500  $5,272,445  $17,873,765   $20,143,508
  Rental                           -        349,505        -          1,095,016
  Interest and other             176,582     33,139       281,248        98,062
                               1,293,082  5,655,089    18,155,013    21,336,586

Expenses:
  Hotel operating              1,356,897  4,555,639    12,604,624    14,851,972
  Interest                     1,024,900  1,319,332     3,079.643     4,194,648
  Property operating               -        131,098        33,912       264,191
  Depreciation                     -        589,528       910,874     1,641,738
  Amortization                    40,850     50,635       139,259       188,837
  Equity in net losses of
   partnerships                  145,986    173,715       456,751       623,385
  General and administrative     106,214    112,167       346,040       341,455
  (Gain) loss on real
   estate sold               (42,433,472)   (12,110)  (42,411,767)    1,031,057
                             (39,758,625) 6,920,004   (24,840,664)   23,137,283

Income (loss) before
  minority interest           41,051,707 (1,264,915)   42,995,677    (1,800,697)

Minority interest in
  (income) loss of joint
  ventures                       46,884      24,991         9,352        22,718

Net income (loss)             $41,098,591  $(1,239,924)   $43,005,029$(1,777,979)

Net income (loss) allocated to:
  Limited partners          $41,134,199  $(1,190,327) $42,964,379    $(1,706,860)
  General partners              (35,608)    (49,597)       40,650        (71,119)
                            $41,098,591  $(1,239,924) $43,005,029    $(1,777,979)

Net income (loss) per Unit
  of limited partnership
  interest                      $523.38      $(15.15)       $546.66  $   (21.72)



          See accompanying notes to consolidated financial statements.
/TABLE

                   DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL DEFICIENCY

                      Nine months ended September 30, 1996


                                Limited         General
                                Partners        Partners            Total
Partners' capital deficiency
  at January 1, 1996         $(15,429,429)    $(3,298,849)      $(18,728,278)

Cash distributions            (29,313,697)         -             (29,313,697)

Net income                     42,964,379          40,650         43,005,029

Partners' capital deficiency
  at September 30, 1996      $ (1,778,747)    $(3,258,199)      $ (5,036,946)










          See accompanying notes to consolidated financial statements.
/TABLE

                   DEAN WITTER REALTY GROWTH PROPERTIES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1996 and 1995
                                                         1996            1995
Cash flows from operating activities:
  Net income (loss)                                 $  43,005,029    $(1,777,979)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                       1,050,133     1,830,575
    (Gain) loss on real estate                        (42,411,767)    1,031,057
    Minority interest in joint ventures'
      operations                                           (9,352)      (22,718)
    Equity in net losses of partnerships                  456,751       623,385
    Decrease in:
      Accounts receivable                               1,478,752       512,077
      Restricted cash                                   3,570,238       265,888
      Deferred expenses                                      -           13,026
      Other assets                                        263,284        47,561
    (Decrease) increase in:
      Accounts payable and accrued expenses            (2,828,641)       71,932
      Due to affiliates                                  (184,359)     (456,388)
      Other liabilities                                       636       (26,632)

  Net cash provided by operating activities             4,390,704     2,111,784

  Cash flows from investing activities:
    Proceeds from sale of real estate                  73,213,997     5,764,052
    Additions to real estate                             (106,350)     (521,216)
    Investment in unconsolidated
      partnerships                                          -           (39,784)
  Net cash provided by
    investing activities                               73,107,647     5,203,052

  Cash flows from financing activities:
    Cash distributions to partners                    (29,313,697)        -
    Repayment of mortgage notes payable               (42,000,000)   (6,762,035)
    Repayment of loan to affiliates                    (6,200,991)        -

  Net cash used in financing activities               (77,514,688)   (6,762,035)

  (Decrease) increase in cash and cash equivalents        (16,337)      552,801

  Cash and cash equivalents at beginning of period      2,072,917       663,387

  Cash and cash equivalents at end of period         $  2,056,580   $ 1,216,188

  Supplemental disclosure of cash flow information:
    Cash paid for interest                           $  3,465,102   $ 3,438,310

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

2. Real Estate Investments

The closing of the sale of one of the remaining two parcels of land at Braker Center, for approximately $856,000 (net of miscellaneous closing costs of approximately $22,000), occurred in April 1996. Real estate held for sale consists of the final parcel of land at Braker Center. The closing of this parcel took place in November 1996, for a sales price which approximated its carrying value.

In July 1996, the Partnership sold the Bayport Plaza Hyatt Hotel (the "Hotel") to Hyatt Corporation, the manager of the Hotel, for a net sales price of approximately $72.2 million, pursuant to Hyatt Corporation's right of first offer contained in the Hotel management agreement. The purchase price was paid in cash at closing. A portion of the sales proceeds was used to repay the mortgage note encumbering the Hotel and certain balances due to affiliates (see Note 3). In August 1996, the Partnership made a distribution to the Limited Partners of $29.3 million
               DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

               Notes to Consolidated Financial Statements

($373 per unit) from the net proceeds from the sale of the Hotel.

In October 1996, the Partnership (through Peninsula/DW Associates, which is owned 98% by the Partnership) entered into an agreement to sell its investment interests in Peninsula Office Park for a sale price of approximately $7.3 million plus additional consideration based on final valuation of the restaurant site at the property. The Partnership's interests in Peninsula Office Park are included in excess of distributions and losses over cost of investments in partnerships at approximately ($1.2 million). The closing of the sale is expected to occur in the fourth quarter of 1996.

3. Related Party Transactions

Prior to 1995, the Partnership borrowed funds from an affiliate of Realty to fund working capital needs and capital expenditures at certain properties. In May 1996, the Partnership repaid $2,770,000 from the proceeds from the sale of the Braker Center properties. In July 1996, the remaining balance of the loan (approximately $400,000) was repaid from the proceeds of the sale of the Hotel. Interest expense, calculated at the prime rate was $101,927 in 1996 through the date of repayment and $196,067 for the nine months ended September 30, 1995.

Additionally, an affiliate of Realty guaranteed a portion of the first mortgage debt on the Hotel. Advances (all of which were made prior to 1994) by the guarantor to the first mortgage lender under this guaranty (which constituted loans from the guarantor to the Partnership) totaling $2,166,098, and accrued interest (approximately $900,000) thereon, were repaid from the proceeds of the sale of the Hotel. Interest expense, calculated at the prime rate, was $136,723 in 1996 through the date of repayment and $181,691 for the nine months ended September 30, 1995.

The Managing General Partner is entitled to a management fee based on a percentage of distributable cash. Because there was no distributable cash, the Managing General Partner did not receive a fee in 1996 or 1995. Prior to 1996, $422,987 of pre-1991 management fees remained unpaid and the General partners deferred receipt of pre-1991 cash distributions totalling $262,316. In the third quarter of 1996, the Managing General Partner determined that such amounts should not be paid and the General Partners waived any claims thereto.

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine months ended September 30, 1996 and 1995, the Partnership incurred expenses of $134,070 and $163,811, respectively, for these services. These amounts are included in general and administrative expense.

4. Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) are defendants in a
               DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

               Notes to Consolidated Financial Statements

consolidated class action lawsuit pending in state court. The complaint alleges breach of fiduciary duty, and seeks compensatory damages and equitable relief. The defendants intend to vigorously defend the action. It is impossible to predict the effect, if any, the outcome of this action might have on the Partnership's financial statements.

              DEAN WITTER REALTY GROWTH PROPERTIES, L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership raised $78,594,000 in a public offering which was terminated in 1986. The Partnership has no plans to raise additional capital.

The Partnership used the proceeds from the offering to make leveraged investments in four properties. No additional investments are planned.

During the second quarter of 1996, the Partnership determined to sell the Hotel. The closing occurred in July 1996 (see Note 2 to the consolidated financial statements in Item 1). The Managing General Partner believes that the timing of the sale took advantage of both the Hotel's improved operating performance and the current investment environment for hotel properties.

The closing of the sale of one of the remaining two parcels of land at Braker Center, for approximately $856,000 (net of miscellaneous closing costs of approximately $22,000), occurred in April 1996. The closing of the sale of the second parcel took place in November 1996.

As described in Note 3 to the consolidated financial statements, in May 1996, the Partnership repaid approximately $2.8 million to affiliates from the proceeds from the sales of Braker Center properties and in July 1996, the Partnership repaid the remaining $3.4 million due to affiliates from the proceeds from the sale of the Hotel.

As described in Note 2 to the consolidated financial statements, in October 1996, the Partnership entered into an agreement to sell its interests in Peninsula Office Park to one of its joint venture partners. The closing of the sale is expected to occur in the fourth quarter of 1996.

The Partnership's liquidity has depended upon cash flow from operations of its properties and capital expenditures. For the nine months ended September 30, 1996, all of the Partnership's property investments generated positive cash flow from operations.

In addition, the Partnership's liquidity has been affected by the disposition of the properties at Braker Center and the Hotel and will be affected by the sale of other Partnership investments. The Partnership's remaining investments consist of the final parcel of land at Braker Center (which was disposed of in November 1996), the Bayport Office Building and the Peninsula Office Park joint venture. The Bayport Office Building is not expected to produce significant operating cash flow for
the Partnership in the near future.   Although the Joint Venture
generates cash flow from operations, it is prohibited from distributing cash from operations to its partners pursuant to its loan agreement. Accordingly, subsequent to September 30, 1996, the Partnership will only
               DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

realize cash from the closings on the final parcel of land at Braker Center and the sale of Partnership interests in its remaining investments.

The Partnership has lent $210,005 to the Peninsula Office Park joint venture as of September 30, 1996. The loan bears interest at the prime rate plus 1%. Peninsula Office Park expects to incur capital expenditures during 1996 of approximately $1 million to be funded from cash reserves at the joint venture.

The decreases in deferred expenses, accounts receivable, accounts payable and minority interests are primarily attributable to the Hotel sale. In addition, the sale resulted in the release of previously restricted cash balances to the Partnership.

In August 1996, the Partnership made a distribution to the Limited Partners of approximately $29.3 million ($373 per unit) from the net proceeds from the sale of the Hotel.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three- and nine-months ended September 30, 1996 compared to 1995 are primarily attributable to the following:

The sale of the Hotel in the third quarter of 1996 caused the decrease in hotel operating revenues and expenses.

The sale of the Partnership's interests in the properties at Braker Center in 1995 (and the satisfaction of the related mortgage loans thereon) caused the decrease in rental income and property operating expenses.

Interest expense, depreciation and amortization also decreased as a result of these sales.

The decrease in equity in net losses of partnerships is primarily attributable to higher rents on new leases at Peninsula Office Park.

A summary of the office markets where the Partnership's properties are located and the performance of each property is as follows:

The Bayport Plaza Office Building is in a relatively stable market with only a few large blocks of space available. Leasing activity has slowed slightly from 1995 levels. The market vacancy rate for Class A buildings in the Westshore market in Tampa, Florida is approximately 14%. The downtown Tampa market is significantly weaker, and is competing with the Westshore market for quality tenants; however, the property's
                DEAN WITTER REALTY GROWTH PROPERTIES, L.P

accessability to the Tampa airport and its ability to offer free parking are competitive advantages. Occupancy at the property decreased during the quarter ended September 30, 1996 from 100% to 94% because of a lease expiration. No other significant leases expire prior to 1998.

In San Mateo, CA, the location of Peninsula Office Park, the vacancy rate was approximately 3% at September 30, 1996, market rents have increased and speculative office construction has begun. During the third quarter of 1996, occupancy at Peninsula Office Park increased to 100%. The 17,000 square foot restaurant remains vacant. No significant leases expire prior to 1998.

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

The Schechtman Action, the Dosky Action and the Segal Action have been consolidated in a single action (the "Consolidated Action") in the Delaware Court of Chancery for New Castle County. The plaintiffs in the Young Action and the Grigbsy Action have joined the Consolidated Action. The Grigsby Action remains stayed indefinitely subject to being reopened for good cause.

On October 7, 1996, the plaintiffs in the Consolidated Action filed a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co., Dean Witter Reynolds Inc. and others as defendants. This complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to this complaint and intend to vigorously defend the action.

Item 6.    Exhibits and Reports on Form 8-K

   (a)     Exhibits
           An exhibit index has been filed as part of this Report on Page E1.

   (b) Reports on Form 8-K - report dated July 18, 1996 as to the sale of Bayport Plaza Hyatt Hotel.

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


                                   DEAN WITTER REALTY GROWTH
                                   PROPERTIES, L.P.


                                   By:  Dean Witter Realty Growth
                                          Properties Inc.
                                        Managing General Partner



Date:  November 14, 1996           By:  /s/ E. Davisson Hardman, Jr.
                                        E. Davisson Hardman, Jr.
                                        President



Date:  November 14, 1996           By:  /s/ Lawrence Volpe
                                        Lawrence Volpe
                                        Controller
                                        (Principal Financial and
                                         Accounting Officer)

              DEAN WITTER REALTY GROWTH PROPERTIES, L.P.


                               Exhibit Index


                    Quarter Ended September 30, 1996



Exhibit
  No.                     Description

 27                 Financial Data Schedule





































                                   E1