Form 10-K
period 1996-12-31
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1997-03-31
CIK 765923

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

                                            FORM 10-K

[ X ]                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended December 31, 1996

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
                     (Exact name of registrant as specified in its charter)

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

                              Units of Limited Partnership Interest
                                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes     X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE
None
Page 1 of 35

ITEM 1.  BUSINESS

The Registrant, Dean Witter Realty Growth Properties, L.P. (the "Partnership") is a limited partnership formed in March 1985 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in income-producing properties.

The Managing General Partner of the Partnership is Dean Witter Realty Growth Properties Inc., a Delaware corporation (the "Managing General Partner"), which is wholly-owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Growth Associates, L.P., a Delaware limited partnership (the "Associate General Partner"), the general partner of which is the Managing General Partner. The Managing General Partner manages and controls all aspects of the Partnership's operations. The terms of transactions between the Partnership and its affiliates are set forth in Item 8 and Item 13 below.

The Partnership issued 78,594 units of limited partnership interest (the "Units") with gross proceeds from the offering of $78,594,000. The offering has been terminated and no additional Units will be sold. The proceeds from the offering were used to make leveraged investments in three office properties (one of which was lost through foreclosure in 1992, and one of which was sold in 1996), an industrial park (which was disposed of in 1995 and 1996) and a hotel (which was sold in 1996). The properties are described in Item 2 below.

The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is set forth in the Partnership's financial statements in Item 8 below.

The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. Further information regarding competition and market conditions where the Partnership's properties are located is set forth in Item 7 below.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES

The Partnership's principal offices are located at Two World Trade Center, New York, New York 10048. The Partnership has no other offices.

During the year ended December 31, 1996, the Partnership owned, through partnership interests, the following property interests. Except for the hotel, the leases pertaining to the properties generally provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, the property owned at December 31, 1996 is adequately covered by insurance.

                        Net Rentable      Year(s)       Acquisition
    Property,               Area        Completed/          Cost          Type of ownership of
Location and Type       (000 sq.ft.)     Acquired         ($000)        land and improvements
Bayport Plaza
  Tampa, FL
  Office building1        259           1984/1985       $11,178         46.25% indirect General
                                                                        Partnership interest in
                                                                        a partnership which owns
                                                                        the building.

  Hotel2                  448 rooms     1985/1985       $26,206         91.6% indirect general
                                                                        partnership interest in
                                                                        a partnership which owned
                                                                        the hotel.

Braker Center, Phase III
  North Austin, TX
  Land2                   28 acres      NA/1985         $2,021          99% general partnership
                                                                        interest.

Peninsula Office Park
  San Mateo, CA
  Six office buildings
    and restaurant3       379           1972-82/1985    $6,026          49.9% indirect general
                                                                        partnership interest in
                                                                        two limited partnerships
                                                                        which own the buildings.

1. The property is subject to a mortgage loan. See note 5 to the consolidated financial statements in Item 8.

2. Sold in 1996. See Note 4 to the consolidated financial statements.

3. Sold in 1996. See Note 5 to the consolidated financial statements.

Each improved property was built with on-site parking facilities.

Further information relating to the Partnership's properties is included in Item 7 and Notes 4 and 5 to the Consolidated Financial Statements in Item 8 below.

ITEM 3.  LEGAL PROCEEDINGS

On December 27, 1995, a purported class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. ("DWR") and others as defendants was filed in Superior Court in California. The complaint alleged fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and sought compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants removed the case to the United States District Court for the Southern District of California. Pursuant to an order of the U.S. District Court for the Southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York.

On February 14, 1996, a purported class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co. ("DWD") and DWR as defendants was filed in the Chancery Court of Delaware for New Castle County (the "Delaware Chancery Court"). On February 23, 1996, a purported class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWD, DWR and others as defendants was filed in the Delaware Chancery Court. On February 29, 1996, a purported class action lawsuit (the "Segal Action') naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWR, DWD and others as defendants was filed in the Delaware Chancery Court. On March 13, 1996, a purported class action lawsuit (the "Young Action") naming the partnership, other unidentified limited partnerships, DWD, DWR and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants removed the Young Action to the United States District Court for the District of Maryland.

Thereafter, the Schectman Action, the Dosky Action and the Segal Action were consolidated in a single action (the "Consolidated Action") in the Delaware Chancery Court. The Young Action was dismissed without prejudice. The plaintiffs in the Young Action and the Grigsby Action joined the Consolidated Action. The Grigsby Action remains stayed indefinitely subject to being reopened for good cause.

On October 7, 1996, the plaintiffs in the Consolidated Action filed a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWD, DWR and others as defendants. This complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants filed a motion to dismiss this complaint on December 10, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                     PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their Units, if a suitable buyer can be located.

As of March 17, 1997 there were 6,124 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. However, the Partnership Agreement permits distributions of "Distributable Cash", as defined, to its partners. Pursuant to the Partnership Agreement, Distributable Cash is to be paid 96% to the Limited Partners, after the Managing General Partner has received a management fee of 6.25% of Distributable Cash. The Managing General Partner did not receive a management fee in 1996, 1995 or 1994 because the Partnership did not make a cash distribution of Distributable Cash in any of those years.

Sale or refinancing proceeds will generally be distributed (i) to the Limited Partners until they have received a return of their capital contributions; (ii) to the General Partners until they have received 1.01% of the amount distributed to the Limited Partners;
(iii) 99% of any remaining amounts to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative distributions in an amount sufficient to provide a 6% cumulative annual return on their adjusted capital contributions; and (iv) 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, not in excess of 3% of the aggregate gross sales prices of all properties. In 1996, the Partnership distributed approximately $29.3 million ($373 per Unit) of proceeds primarily from the sale of the Bayport Hyatt Hotel; the distribution was paid 100% to the Limited Partners. During the year ended December 31, 1995, the Partnership did not distribute any sale or refinancing proceeds.

In January 1997, the Partnership made a distribution to Limited Partners of approximately $10.7 million ($136 per Unit) from the net proceeds from the sale of the joint venture interest in Peninsula Office Park, the sale of land at Braker Center and the remaining proceeds from the sale of the Hotel.

The Partnership does not anticipate making regular distributions to its partners until the Partnership's remaining property is sold or refinanced.

Taxable income and tax loss generally are allocated to the partners in proportion to the distribution of Distributable Cash (after payment of the Managing General Partner's management fee) or sale or financing proceeds (or 96% to the Limited Partners and 4% to the General Partners if there is no Distributable Cash).

ITEM 6.   SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:

                           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                    Years ended December 31, 1996, 1995, 1994, 1993 and 1992
                           19961          19952           1994           1993           1992
Total revenues         $76,022,162    $27,481,867     $28,095,985    $27,391,611    $28,243,603

Income (loss) before
  extraordinary item   $58,556,334    $(2,387,229)    $(1,105,050)   $(5,550,240)3  $(6,421,433)

Extraordinary item     $     -        $ 1,938,4654    $     -        $     -        $   422,1234

Net income (loss)      $58,556,334    $  (448,584)    $(1,105,050)   $(5,520,240)3  $(5,999,310)

Per unit of Limited
  Partnership interest:

  Income (loss)
    before extra-
    ordinary item      $    744,64    $    (29.64)    $    (13.50)   $    (67.79)   $    (78.44)

  Extraordinary gain   $      -       $     24.42     $      -       $      -       $      5.16

  Net income (loss)    $    744.64    $     (5.22)    $    (13.50)   $    (67.79)   $    (73.28)

  Cash distribution    $    372.98    $      -        $       -      $      -       $      -

Total assets           $12,253,161    $41,836,913     $55,097,988    $58,385,005    $87,483,150

Long-term debt due
  after one year       $     -        $      -        $54,936,984    $57,844,135    $84,193,991

1Revenues and income include gains on sale of real estate and partnership interests totaling approximately $58 million. See Notes 4 and 5 to the consolidated financial statements in Item 8. The cash distribution represents a return of capital.

2Revenues and losses include a loss on sale of real estate of approximately $1.2 million. See Note 4 to the consolidated financial statements.

3Includes a $334,988 loss on the sale of real estate.

4Gain on extinguishment of debt due to foreclosure of a property.

Note: The above financial data should be read in conjunction with the consolidated financials statements and the related notes in Item 8.

ITEM 7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

The Partnership raised $78,594,000 in a public offering which terminated in 1986. The Partnership has no plans to raise additional capital.

The Partnership used the proceeds from the offering to make leveraged investments in five properties. One of the properties was lost through foreclosure in 1992; all of the remaining properties other than the Bayport office building were sold prior to December 31, 1996. No additional investments are planned.

In July 1996, the Partnership sold, for $72.2 million, the Bayport Plaza Hyatt hotel (the "Hotel"). See Note 4 to the consolidated financial statements in Item 8. $42 million of the sales proceeds were used to repay the mortgage note encumbering the Hotel. The Managing General Partner believes that the timing of the sale took advantage of both the Hotel's improved operating performance and the current investment environment for hotel properties.

The closings of the sales of the remaining parcels of land at Braker Center, for approximately $1.4 million (net of closing costs), occurred in April and November 1996.

In May 1996, the Partnership repaid approximately $2.8 million of loans from affiliates from the proceeds from the sales of Braker Center properties and, in July 1996, repaid the remaining $3.4 million due to affiliates from the proceeds from the sale of the Hotel. See Note 6 to the consolidated financial statements.

In December 1996, the Partnership sold its interest in the joint venture which owns Peninsula Office Park, for approximately $9.4 million, to entities controlled by its joint venture partner. The Partnership believes that the sale occurred at an opportune time, given the property's current occupancy and improvement in the San Mateo office market. See Note 5 to the consolidated financial statements.

As of December 31, 1996, the Partnership was due approximately
$1,632,000 of proceeds from the sale of the joint venture interest in Peninsula Office Park. This amount was received in January 1997.

Prior to the foregoing sales, the Partnership's liquidity depended upon cash flow from operations of its properties and capital expenditures. During 1996, the Hotel generated positive cash flow from operations prior to its sale. The parcels of land at Braker Center did not generate any cash flow. Although the Peninsula office Park property generated cash flow from operations, it was prohibited from distributing cash from operations to its partners by its loan agreement.

The Partnership's remaining investment consists of its 46.25% interest in the Bayport office building joint venture. The timing of the disposition of this investment is uncertain.

The Partnership does not expect that the Bayport office building joint venture will produce significant operating cash flow for the Partnership in the near future because it is likely such cash flow will be distributed 100% to another partner in accordance with the provisions of the joint venture agreement. Accordingly, subsequent to December 31, 1996, the Partnership will not realize any cash from its remaining investment until it is sold or refinanced. The Partnership expects to incur minimal operating expenses until then, and believes it has sufficient cash reserves to fund such expenses.

The Partnership does not anticipate making regular distributions to its partners until the Partnership's remaining property is sold or refinanced.

The Partnership believes that the total cash distributed to the Limited Partners (including estimated cash to be realized from disposition of the Bayport office building) will be less than the capital contributed by the Limited Partners.

The decreases in the Partnership's real estate, deferred expenses, accounts payable and minority interests are primarily attributable to the Hotel sale. In addition, the sale resulted in the release of previously restricted cash balances to the Partnership.

The decrease in real estate held for sale is attributable to the sale of land at Braker Center, and the decrease in the excess of distributions and losses over cost of investment in partnership is attributable to the sale of the joint venture interest in Peninsula Office Park.

In August 1996, the Partnership made a distribution to Limited
Partners of approximately $29.3 million ($373 per Unit) primarily from the net proceeds from the sale of the Hotel.

In January 1997, the Partnership made a distribution to Limited Partners of approximately $10.7 million ($136 per Unit) from the net proceeds from the sale of the joint venture interest in Peninsula Office Park, the sale of land at Braker Center and the remaining proceeds from the sale of the Hotel.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends, or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the year ended December 31, 1996 compared to 1995 and 1995 compared to 1994 are primarily attributable to the following:

The sale of the Hotel in the third quarter of 1996 caused the decrease in hotel operating revenues and expenses in 1996 compared to 1995. Hotel room revenue increased in 1995 compared to 1994 because increases in room rates offset the slight decrease in occupancy from 69% in 1994 to 67% in 1995. Food, beverage and other revenue increased because of increases in banquet and in-room dining sales. The increases in food and beverage sales led to a corresponding increase in related expenses. Room expenses decreased in 1995 compared to 1994 because of reduced management fees due to the renegotiated management contract with Hyatt.

Rental income and property operating expenses decreased in 1995 compared to 1994 because of the disposition of the Partnership's interests in the properties at Braker Center in 1995. There was no rental income and only minor property operating expenses in 1996.

The gain on sale of real estate in 1996 resulted from the sale of the Hotel. The loss on sale of real estate in 1995 resulted from sales of properties at Braker Center. See Note 4 to the consolidated financial statements.

The gain on sale of partnership interest in 1996 resulted from the sale of the joint venture interest in Peninsula Office Park. See
Note 5 to the consolidated financial statements.

Interest expense, depreciation and amortization decreased in 1996 compared to 1995 as a result of sales of real estate and repayment of loans. See Notes 4 and 6 to the consolidated financial statements. Interest expense increased in 1995 compared to 1994 primarily because the interest rate on the Bayport Plaza hotel mortgage increased to 9% in 1995 from 7.75% in 1994.

Equity in net losses of partnerships in 1996 compared to 1995 decreased primarily because of higher rents on new leases at Peninsula Office Park.

General and administrative expenses were higher in 1995 compared to 1994 as a result of legal fees incurred in connection with the modification of the Hyatt management agreement and the bankruptcy reorganization at the Braker Center properties.

A summary of the office market in which the Partnership's remaining property interest is located and the performance of the property is as follows:

Although the market vacancy rate for Class A buildings in the Westshore market in Tampa, Florida, the location of the Bayport office building, improved to approximately 8% from 13% at the prior year-end, rental rates have not increased significantly. Office buildings in this market also compete for quality tenants with an improving downtown Tampa market; however, the Bayport office building's accessibility to the Tampa airport and its ability to offer free parking are competitive advantages. During 1996, average occupancy at the property was 95%, and at December 31, 1996, occupancy was 94% vs. 96% at the prior year-end. The leases of Prudential Insurance Company (for approximately 13% of the property's space), Butler & Burnette (for approximately 13% of the space), Federal Insurance Company (for approximately 11% of the space) and Nokia Mobile Phones (for approximately 10% of the space) expire in 2001, 2005, 2000 and 2000, respectively. Other leases totalling approximately 17% and 11% of the space are scheduled to expire in 1998 and 1999, respectively.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     DEAN WITTER REALTY GROWTH PROPERTIES L.P.


                                       INDEX


                                                                         Page

(a) Financial Statements
Independent Auditors' Report                                              12
Consolidated Balance Sheets at December 31, 1996 and 1995                 13
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994                                        14
Consolidated Statements of Partners' Capital (Deficiency)
  for the years ended December 31, 1996, 1995 and 1994                    15
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                                        16-17
Notes to Consolidated Financial Statements                                18-27



(b) Financial Statement Schedule

Real Estate and Accumulated Depreciation       III                        34




















All other schedules have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

                           Independent Auditors' Report




To the Partners of
  Dean Witter Realty Growth Properties, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Growth Properties, L.P. and consolidated partnerships (the "Partnership") as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Growth Properties, L.P. and consolidated partnerships as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 Deloitte & Touche LLP
                                              /s/Deloitte & Touche LLP



New York, New York
March 26, 1997

                           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                                   CONSOLIDATED BALANCE SHEETS

                                   December 31, 1996 and 1995

                                                         1996                 1995

                                             ASSETS
Real estate:
  Buildings and improvements                         $                    $ 47,253,598
  Land and land improvements                               -                 4,658,353
                                                           -                51,911,951
  Accumulated depreciation                                 -                20,984,839
                                                           -                30,927,112

Real estate held for sale                                  -                 2,021,342
Cash and cash equivalents                              10,273,472            2,072,917
Accounts receivable                                     1,661,039            1,671,728
Deferred expenses, net                                    204,832            1,277,687
Restricted cash                                            -                 3,570,238
Other assets                                              113,818              295,889

                                                     $ 12,253,161         $ 41,836,913



                         LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Mortgage notes payable                               $      -             $ 42,000,000
Due to affiliates                                           -                6,385,499
Accounts payable and accrued expenses                     552,519            3,085,982
Excess of distributions and losses over cost
  of investments in partnerships                        1,186,283            7,510,575
Minority interests                                          -                1,583,135
                                                        1,738,802           60,565,191

Partners' capital (deficiency):
  General partners                                     (3,267,091)          (3,298,849)
  Limited partners ($1,000 per Unit,
    78,594 Units issued)                               13,781,450          (15,429,429)

      Total partners' capital (deficiency)             10,514,359          (18,728,278)

                                                     $ 12,253,161         $ 41,836,913








                  See accompanying notes to consolidated financial statements.

                           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                          Years ended December 31, 1996, 1995 and 1994

                                                     1996            1995           1994
Revenues:
  Hotel:
    Room                                         $ 9,347,359     $13,455,469    $13,329,447
    Food, beverage and other                       8,587,010      13,895,927     12,864,869
      Total                                       17,934,369      27,351,396     26,194,316
    Rental                                             -           1,236,740      1,698,704
    Interest and other                               325,414         143,188        202,965
    Gain (loss) on sale of real estate            41,992,437      (1,249,457)         -
    Gain on sale of partnership interest          15,769,942           -              -
                                                  76,022,162      27,481,867     28,095,985

Expenses:
  Hotel:
    Room                                           1,830,999       3,696,484      4,090,932
    Food and beverage                              5,979,018       9,201,086      8,335,717
    Administrative and other                       4,794,603       7,586,269      7,598,825
      Total                                       12,604,620      20,483,839     20,025,474
  Interest                                         2,567,985       5,327,001      4,994,853
  Property operating                                  40,394         381,262        537,138
  Amortization                                       151,353         246,841        281,710
  Depreciation                                     1,063,723       2,119,206      2,129,520
  Equity in net losses of partnerships               672,973         845,578        985,769
  General and administrative                         378,240         464,415        274,198
                                                  17,479,288      29,868,142     29,228,662

Income (loss) before minority interest            58,542,874      (2,386,275)    (1,132,677)

  Minority interest in (income) loss of
    consolidated partnerships                         13,460            (954)        27,627

Income (loss) before extraordinary item           58,556,334      (2,387,229)    (1,105,050)

Extraordinary item:
  Gain on extinguishment of debt due to
    foreclosure (Note 4)                               -           1,938,645          -

Net income (loss)                                $58,556,334     $  (448,584)   $(1,105,050)

Net income (loss) allocated to:
  Limited partners                               $58,524,576     $  (409,965)   $(1,060,848)
  General partners                                    31,758         (38,619)       (44,202)
                                                 $58,556,334     $  (448,584)   $(1,105,050)

Net income (loss) per Unit of limited
  partnership interest                           $    744.64     $     (5.22)   $    (13.50)






                  See accompanying notes to consolidated financial statements.

                           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                          Years ended December 31, 1996, 1995 and 1994

                                                    General          Limited
                                                    Partners         Partners           Total
Partners' capital (deficiency)
  at January 1, 1994                              $(3,216,028)     $(13,958,616)    $(17,174,644)

Net loss                                              (44,202)       (1,060,848)      (1,105,050)

Partners' capital (deficiency)
  at December 31, 1994                             (3,260,230)      (15,019,464)     (18,279,694)

Net loss                                              (38,619)         (409,965)        (448,584)

Partners' capital (deficiency)
  at December 31, 1995                             (3,298,849)      (15,429,429)     (18,728,278)

Net income                                             31,758        58,524,576       58,556,334

Cash distributions                                      -           (29,313,697)     (29,313,697)

Partners' capital (deficiency)
  at December 31, 1996                            $(3,267,091)     $ 13,781,450     $ 10,514,359























                  See accompanying notes to consolidated financial statements.

                           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Years ended December 31, 1996, 1995 and 1994
                                                        1996           1995          1994
Cash flows from operating activities:
  Net income (loss)                                 $ 58,556,334   $  (448,584)  $(1,105,050)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization                      1,215,076     2,366,047     2,411,230
    Minority interests in (income) loss
      of consolidated partnerships                       (13,460)          954       (27,627)
    Equity in net losses of partnerships                 672,973       845,578       985,769
    Gain (loss) on sale of real estate and
      partnership interests                          (57,762,379)    1,249,457         -
    Gain on extinguishment of debt                         -        (1,938,645)        -
    Decrease (increase) in operating assets:
      Accounts receivable                                 10,689      (576,390)     (695,414)
      Restricted cash                                  3,570,238       472,542    (1,621,411)
      Deferred expenses                                    -          (559,339)     (253,181)
      Other assets                                       182,071       603,915       (91,132)
    (Decrease) increase in operating liabilities:
      Accounts payable and accrued expenses           (2,533,463)      205,461       377,391
      Due to affiliates                                    -          (327,166)      344,732
      Minority interests                                   -             -          (350,795)

Net cash provided by (used in) operating activities    3,898,079     1,893,830       (25,488)

Cash flows from investing activities:
  Proceeds from sale of real estate and
    partnership interests                             82,108,022     6,594,399         -
  Investment in real estate                             (106,350)     (671,880)     (589,225)
  (Investment in) distributions from unconsolidated
    partnerships                                           -           (39,784)       94,810
  Effect of change in cash from exchange of
    partnership interests (Note 4)                        -              -           (25,932)

Net cash provided by (used in) investing activities   82,001,672     5,882,735      (520,347)

Cash flows from financing activities:
  Repayment of mortgage notes payable                (42,000,000)   (6,367,035)      (57,151)
  Minority interests in joint ventures'
    distributions                                          -             -           (46,000)
  Additional investment by minority interests              -             -            90,800
  Cash distributions                                 (29,313,697)        -             -
  Repayment of due to affiliates                      (6,385,499)        -             -

Net cash used in financing activities                (77,699,196)   (6,367,035)      (12,351)

Increase (decrease) in cash and cash equivalents       8,200,555     1,409,530      (558,186)

Cash and cash equivalents at beginning of year         2,072,917       663,387     1,221,573

Cash and cash equivalents at end of year            $ 10,273,472   $ 2,072,917   $   663,387

Supplemental disclosure of cash flow information:
  Cash paid for interest                            $  2,567,985   $ 4,086,567   $ 4,854,870
                  See accompanying notes to consolidated financial statements.
                                           (continued)

                           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Years ended December 31, 1996, 1995 and 1994

                                           (continued)

                                                        1996           1995          1994
Supplemental disclosure of non-cash investing
  activities:

  Transfer of partnership interests:
    Real estate, net                                $     -        $     -       $ 2,963,174
    Deferred expenses, net                                -              -           139,683
    Accounts receivable                                   -              -             9,002
    Mortgage note payable                                 -              -        (2,850,000)
    Accounts payable                                      -              -          (151,588)
    Minority interests                                    -              -          (136,203)
    Effect of change in cash from exchange of
      partnership interests                         $     -        $     -       $   (25,932)

Foreclosure of Partnership interests (Note 4):
  Balance due on mortgage loan                      $     -        $ (6,569,949) $     -
  Writeoff of:
    Real estate                                           -           4,160,145        -
    Accounts receivable and deferred expenses             -             926,441        -
    Minority interest                                     -             338,641        -
    Other assets                                          -             105,268        -
    Accounts payable and other liabilities                -            (899,191)       -
      Gain on extinguishment of debt due
        to foreclosure                              $     -        $ (1,938,645) $     -






















                  See accompanying notes to consolidated financial statements.

                    DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                    Notes to Consolidated Financial Statements

                         December 31, 1996, 1995 and 1994

1.   The Partnership

Dean Witter Realty Growth Properties, L.P. (the "Partnership") is a limited partnership formed in 1985 under the laws of the State of Delaware to invest primarily in income-producing properties. The Managing General Partner of the Partnership is Dean Witter Realty Growth Properties Inc., which is wholly-owned by Dean Witter Realty Inc. ("Realty").

In 1986, the Partnership issued 78,594 units of limited partnership interest (the "Units") for $78,594,000. No additional Units will be sold.

2.   Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership, Bayport Ltd.'s investment in the Bayport hotel, and Braker
Associates on a consolidated basis. The Partnership's interest in Peninsula/DW Associates and Bayport Ltd's investment in the Bayport office building are accounted for on the equity method.

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

The carrying value of real estate included the purchase price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties were capitalized, and repairs were expensed. Depreciation was recorded on the straight-line method.

Effective January 1, 1995, the Partnership adopted the provisions of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"); adoption was not required prior to 1995. Pursuant to SFAS 121, at least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate and any related assets, including the real estate and related assets owned by the partnerships in which the Partnership has an equity investment. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of any of its properties. If events or circumstances indicate that the net carrying value of a property may not be recoverable, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized when the property owned by the Partnership's remaining investment in partnership is disposed of may differ materially from its net carrying value as of December 31, 1996. The cash flows used to evaluate the recoverability of the assets and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. This could result in a writedown of the investment in the future if real estate markets or local economic conditions change.

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

Deferred expenses consisted of deferred asset supervisory fees, which were amortized over the terms of the related agreements, deferred commitment fees, which were amortized over the related commitment periods, and deferred leasing commissions, which were amortized over the applicable lease terms.

Rental income was accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increase over the term of a lease) were recorded as receivables and included in other assets.

Pursuant to the Bayport hotel loan and management agreements, restricted cash balances were reserved primarily for debt service, working capital, and the replacement of certain furniture, fixtures and equipment at the hotel.

Net income (loss) per Unit amounts are calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods and (b) losses on impairment of real estate are not deductible until realized. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $880,000 higher than the amounts reported for financial statement purposes.

3.   Partnership Agreement

The Partnership agreement provides that the Limited Partners will receive 96% of distributable cash (as defined) remaining after the Managing General Partner has received a management fee of 6.25% of distributable cash.

Sale or refinancing proceeds will generally be distributed (i) to the Limited Partners until they have received a return of their capital contributions; (ii) to the General Partners until the General Partners have received 1.01% of the amount distributed to the Limited Partners: (iii) 99% of any remaining amounts to the Limited Partnerss and 1% to the General Partners until the Limited Partners have received cumulative distributions sufficient to provide a 6% cumulative annual return on their adjusted capital contributions; and (iv) 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, not in excess of 3% of the aggregate gross sales prices of all properties.

Taxable income (loss) generally will be allocated to the partners in proportion to the distribution of distributable cash or sale or financing proceeds (or 96% to the Limited Partners and 4% to the General Partners if there is no distributable cash).

The Partnership did not make a distribution of distributable cash to the Partners in 1996, 1995 or 1994. In 1996, the Partnership distributed approximately $29.3 million ($373 per Unit) of proceeds from the sale of the Bayport Hyatt hotel. In January 1997, the Partnership distributed approximately $10.7 million ($136 per unit) of proceeds from the sale of the Partnership's investment in Peninsula Office Park, the land sold at Braker Center and additional proceeds from the sale of the Bayport Hyatt hotel. Both distributions were returns of capital paid 100% to the Limited Partners.

4.   Investments in Real Estate

Braker Center, Austin, Texas

The Partnership owns a 99% general partnership interest in L.S.
Braker Associates ("Braker Associates"); a partnership consisting of current and former officers of Realty holds the remaining 1%
interest. At December 31, 1993, Braker Associates owned 50% interests in partnerships which owned two warehouses, four office/R&D buildings, and undeveloped land.

In October 1994, Braker Associates exchanged its partnership interest in one of the remaining warehouses for the interests of its joint venture partner in the other warehouse and the undeveloped land. The exchange was accounted for at the book value of the interest given up, and no gain or loss was recognized. Thus, at December 31, 1994, Braker Associates owned one warehouse, six parcels of undeveloped land, and a 50% interest in the partnership (the "Office/R&D Building Partnership") which owned the four office/R&D buildings.

In 1995, the Partnership entered into an Agreement with Hill
Partners, Inc., an unaffiliated party, to sell the warehouse and land for approximately $8.2 million. The sale resulted in a loss of approximately $1.2 million.

The closings of the sale of the warehouse and four parcels of land, for a net purchase price of approximately $6,594,000 took place in September and November 1995. At the September closing, the Partnership repaid the $3.7 million mortgage debt encumbering the property. (Earlier in 1995, the Partnership paid a fee of approximately $165,000 (included in interest expense) for an extension of the maturity of the loan.) The remaining proceeds were used to repay borrowings from an affiliate of Realty and for reserves.

The closings of the sales of the remaining parcels of land, for an aggregate purchase price of approximately $1.4 million occurred in April and November 1996.

The buildings owned by the Office/R&D Building Partnership were encumbered by a mortgage loan which was cross-collateralized and cross-defaulted with loans on approximately 94 projects owned by the Partnership's joint venture partner. Because certain of the projects failed to make scheduled principal payments, in December 1994, the lender declared a default. In January 1995, the Partnership's joint venture partner placed 46 of its properties, including the Office/R&D Partnership, under bankruptcy protection. The Partnership did not consent to the bankruptcy filing. The joint venture partner subsequently submitted a plan of reorganization which was approved by the bankruptcy court in November. The reorganization plan required the Partnership to contribute additional equity to the joint venture in order to retain its interest in the Office/R&D Building Partnership. The Managing General Partner believed that several terms of the plan of reorganization were not favorable to the Partnership and that additional investment was not justified and, accordingly did not contribute additional equity. As a result, the Partnership lost its interest in the buildings and the Office/R&D Building Partnership in 1995. The mortgage loan (which was non-recourse to the Partnership) on the four office/R&D buildings exceeded their carrying value. Accordingly, the loss of the buildings resulted in a non-cash gain of $1,938,645, which was reported as an extraordinary item.


Bayport Plaza Hyatt Hotel, Tampa, Florida

Bayport Plaza is a mixed-use development consisting of an office building and a Hyatt hotel (the "Hotel"). The Partnership owns a 99% general partnership interest in Bayport, Ltd.; a partnership consisting of current and former officers of Realty holds the remaining 1% interest. Bayport, Ltd. owns (after a preferential return as described below) a 91.6% partnership interest in the partnership which owned the hotel (the "Hotel Partnership"); affiliates of the developer of Bayport Plaza (the "Developer") own the remaining 8.4%. Bayport Ltd. also owns a 46.25% interest in a partnership which owns the office building (the "Office Partnership") (see Note 5).

In May 1995, the Partnership and Hyatt Hotel Corporation ("Hyatt") modified the management agreement for the Hotel. Under the terms of the modified agreement, Hyatt was entitled to an annual fee equal to a percentage of the hotel's net revenues in excess of annual debt service, not to exceed an overall percentage cap, and Hyatt agreed to certain expense reductions that increased the Hotel's cash flow. During the second quarter of 1995, the Partnership prepaid $3 million of the hotel mortgage loan from restricted cash reserves.

In July 1996, the Hotel Partnership sold the Hotel, for $72.2 million, to Hyatt, pursuant to Hyatt's right of first offer contained in the management agreement. The purchase price was paid in cash at closing. A portion of the sales proceeds was used to repay the $42 million mortgage note (which bore interest at 9%) encumbering the Hotel and certain balances due to affiliates (see
Note 6). The remaining proceeds were allocated 100% to Bayport Ltd. An affiliate of Realty had provided a partial loan principal and operating deficit guarantee to the first mortgage lender on the Hotel. See Note 6.

5.   Investments in and Advances to Partnerships

Bayport Plaza Office Building, Tampa, Florida

The Office Partnership is owned 46.25% by Bayport, Ltd., 3.75% by affiliates of the Developer and 50% by a third-party investor (the "Investor"). Bayport, Ltd. is the managing general partner of the Office Partnership, but the Investor has the right to approve certain major decisions and financial policies of the partnership and, under certain circumstances, has the right to cause the partnership to sell the property after 1998.

The Investor was entitled to a monthly minimum distribution from net cash flow equal to a 6% annual return on its invested capital until June 1995, and an 8.5% annual return on its invested capital thereafter. Net cash flow in excess of the minimum distribution will be distributed, first: 20% to Bayport Ltd. and the Developer, based on their respective interests, and 80% to the Investor, until the Investor has received an annual return (including the minimum distribution) of 12% on average capital; and thereafter, 50% to Bayport, Ltd. and the Developer, based on their respective interests, and 50% to the Investor. Capital proceeds will generally be distributed: first, 100% to the Investor until it has received its capital and a 14% annual return thereon; second, to Bayport, Ltd. and the Developer until they have received distributions calculated to be equal to a 2% return on the Investor's Capital; and thereafter, to Bayport, Ltd., the Developer and the Investor in proportion to their interests. Taxable income and losses will generally be allocated in accordance with distributions of net cash flow and capital proceeds.

The Investor committed to make capital contributions up to $9 million. As of December 31, 1996, the Investor contributed a total of $8,267,338, the remaining balance is to be contributed to fund future operating deficits and tenant-related capital expenditures. During 1996, 1995 and 1994, the Investor contributed approximately $283,000, $509,000 and $621,000 respectively pursuant to its commitment.

As of December 31, 1996 and 1995, the Partnership has contributed
$9,145,691 to the Office Partnership.

The assets, liabilities and partners' capital of the Office
Partnership are summarized as follows:




                                                             December 31,
                                                        1996             1995
                                      ASSETS
Real estate and improvements                        $ 29,852,064     $29,044,200
Accumulated depreciation                             (10,496,484)     (9,257,615)
                                                      19,355,580      19,786,585

Other (including cash and cash equivalents
  of $97,559 and $200)                                 2,287,571       2,436,585

Total assets                                        $ 21,643,151     $22,223,170


                         LIABILITIES AND PARTNERS' CAPITAL

Mortgage note payable                               $20,000,000      $20,000,000
Other liabilities                                       503,643          741,793
Partners' capital                                     1,139,508        1,481,377

                                                    $21,643,151      $22,223,170

The results of operations are summarized as follows:

                                              1996          1995          1994

Rental Revenues                            $5,275,305    $4,343,102    $4,174,012

Expenses:
  Operating                                 1,920,979     1,802,630     1,496,912
  Interest                                  1,688,643     1,677,016     1,694,223
  Depreciation and amortization             1,610,226     1,509,063     1,389,200
                                            5,219,848     4,988,709     4,580,335

Net income (loss)                          $   55,457    $ (645,607)   $ (406,323)

The accounting policies of the Office Partnership are consistent with those of the Partnership.

The property is subject to a $20,000,000 mortgage loan which is due September 1, 1999 and requires monthly payments of interest-only at 8.5% per annum. The loan is secured by substantially all of the real estate and improvements, rents, leases and profits from the property.

The Office Partnership has determined that all leases relating to its properties are operating leases. The lease terms range from three to five years, and generally require tenants to pay their pro rata share of increases in operating expenses.


Peninsula Office Park, San Mateo, California

Peninsula/DW Associates, a general partnership owned 98% by the Partnership and 2% by former and current Realty officers and executives, owned a 49.9% general partnership interest in two limited partnerships (the "Joint Venture") which owns Peninsula Office Park, a corporate office park located in San Mateo, California. The remaining 50.1% interest in the Joint Venture was owned by the developer of Peninsula Office Park.

On December 19, 1996, Peninsula/DW Associates sold its interests in the Joint Venture, for approximately $9.4 million, to entities controlled by the developer. The Partnership received $7.7 million in cash at the closing and the remainder in January 1997.

The assets, liabilities and partners' capital (deficit) of the Joint Venture as of December 31, 1995 are summarized as follows:

                                      ASSETS
Land and building, net                                                 $31,561,713
Other (including cash and cash equivalents of $3,829,280)                7,794,464

    Total assets                                                       $39,356,177

                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Mortgage notes payable                                                 $42,162,985
Other liabilities                                                        2,043,192
Partners' (deficit)                                                     (4,850,000)

Total liabilities and partners' (deficit)                              $39,356,177

The results of operations of the Joint Venture are summarized as follows:

                                        For the
                                      Period from
                                  January 1, 1996 to      Years ended December 31,
                                  December 19, 1996          1995          1994
Revenues:
  Rental                              $7,760,518         $ 7,683,063   $ 7,139,299
  Other                                  117,935              90,522       173,956

                                       7,878,453           7,773,585     7,313,255

Expenses:
  Operating                            2,537,023           2,591,492     2,606,631
  Interest                             3,974,925           4,045,746     3,965,753
  Depreciation and amortization*       2,173,015           2,291,124     2,158,136
                                       8,684,963           8,928,362     8,730,520

Net loss                              $ (806,510)        $(1,154,777)  $(1,417,265)



*  Includes $540,000, $558,000, and $558,000 in 1996, 1995 and
   1994, respectively, representing depreciation of the excess of the costs of the Partnership's investment in the Joint Venture over the underlying equity in net assets at the date of acquisition.

The accounting policies of the Joint Venture are consistent with those of the Partnership.

The Joint Venture determined that all leases relating to its properties are operating leases. The lease terms range from three to eleven years, and generally require tenants to pay their pro rata share of increases in operating expenses, including real estate taxes and maintenance costs over base year expenses.

In May 1994, the Joint Venture completed a modification of the mortgage loans (which matured in December 1993) on the Peninsula Office Park properties. The interest accrual and pay rates under the loans were reduced from 9.875% to 9.5%, and from 9% to 8.25%, respectively, and the maturity date was extended. During the loan term, the Joint Venture was prohibited from making cash distributions to its partners. The Partnership paid a $400,000 fee to the lender as part of the restructuring.

Activity in the Excess of Distributions and Losses over Cost of Investments in Partnerships is as follows:


                                                   Year ended December 31,
                                             1996          1995          1994
Investment at beginning of year           $ 7,510,575   $6,704,781    $5,624,202
Equity in losses                              672,973      845,578       985,769
Distributions                                   -            -            94,810
Contributions                                   -          (39,784)        -
Sale of investment in partnership          (6,997,265)       -             -
Investment at end of year                 $ 1,186,283   $7,510,575    $6,704,781


The Partnership was not entitled to any equity in losses of the Office Partnership in 1996, 1995 or 1994. Accordingly, equity in losses includes only the Partnership's 49.9% share of the losses of the Joint Venture, adjusted to include 100% of the depreciation of the excess of the cost of the Partnership's investment in the Joint Venture over the underlying equity in net assets at the date of acquisition.

6.  Related Party Transactions

Prior to 1991, the Partnership borrowed funds from an affiliate of Realty to fund working capital needs and capital expenditures at certain properties. In May 1996, the Partnership repaid $2,770,000 from the proceeds of the sale of certain of the Braker Center properties. In July 1996, the remaining balance, approximately $400,000, was repaid from the proceeds from the sale of the Hotel. Interest expense, calculated at the prime rate, was $101,927, $263,976 and $196,923 in 1996, 1995 and 1994, respectively.

Additionally, in conjunction with the Hotel mortgage note payable, an affiliate of Realty guaranteed a maximum of $5,350,000 of the first mortgage debt. Advances (all of which were made prior to 1994) by the guarantor to the first mortgage lender under this guaranty (which constituted loans from the guarantor to the Partnership) totaling approximately $3.2 million (including approximately $900,000 of accrued interest) were repaid from the proceeds from the sale of the Hotel. Interest expense, calculated at the prime rate, was $136,723, $244,619 and $182,771 in 1996, 1995 and 1994, respectively.

The Managing General Partner is entitled to receive a management fee based on a percentage of distributable cash (as defined in the Partnership Agreement). Because there was no distributable cash, the Managing General Partner did not receive a fee for the years ended December 31, 1996, 1995 or 1994. Prior to 1996, $422,987 of
pre-1991 management fees remained unpaid and the General Partners deferred receipt of pre-1991 cash distributions totalling $262,316. In the third quarter of 1996, the Managing General Partner determined that such amounts should not be paid and the General Partners waived any claims thereto.

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For 1996, 1995 and 1994, the Partnership incurred fees of approximately $179,000, $204,000 and $178,000, respectively. These amounts are included in general and administrative expense.

An affiliate of the Partnership's joint venture partner at Braker
Center had funded shortfall loans to the property. In 1994, the balance due to the affiliate of $19,200 was repaid.

Entities controlled by officers of Realty earned approximately
$36,000 in 1994, for providing asset management services.  In May
1994, such entities agreed to terminate these fees.

7.  Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) are defendants in purported class action lawsuits pending in state and federal courts. The complaints allege a number of claims, including breach of fiduciary duty, fraud and misrepresentation, and seek an accounting of profits, compensatory and other damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants are vigorously defending these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                     PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership which has no directors or executive officers.

The directors and executive officers of the Managing General Partner are as follows:

                                             Position with the
Name                                        Managing General Partner

William B. Smith                     Chairman of the Board of Directors
E. Davisson Hardman, Jr.             President and Director
Lawrence Volpe                       Controller and Director
Ronald T. Carman                     Secretary and Director

All of the directors have been elected to serve until the next annual meeting of the Shareholders of the Managing General Partner or until their successors are elected and qualify. Each of the officers has been elected to serve until his successor is elected and qualifies.

William B. Smith, age 53, is a Managing Director of Dean Witter
Realty Inc. and has been with Dean Witter Realty Inc. since 1982.
He is an Executive Vice President of Dean Witter Reynolds Inc.

E. Davisson Hardman, Jr., age 47, is a Managing Director of Dean
Witter Realty Inc, and has been with Dean Witter Realty Inc. since
1982.

Lawrence Volpe, age 49, is a Director and the Controller of Dean
Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

Ronald T. Carman, age 45, is a Director and the Secretary of Dean
Witter Realty Inc.  He is a Senior Vice President and Associate
General Counsel of Dean Witter, Discover & Co. and of Dean Witter
Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION

The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in
Item 5 above. The General Partners have not received cash distributions for the period 1988 through 1996. Prior to 1996, $422,987 of pre-1991 management fees remained unpaid and the General Partners deferred receipt of pre-1991 cash distributions totalling $262,316. In the third quarter of 1996, the Managing General Partner determined that such amounts should not be paid and the General Partners waived any claims thereto.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements are contained in Note 6 to the Consolidated
Financial Statements in Item 8 above.

The directors and executive officers of the Partnership's Managing General Partner received no renumeration from the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

     (b)  The executive officers and directors of the Managing
General Partner own the following Units as of March 17, 1997:

                                                                 (3)
                                                               Amount of
       (1)                                (2)                Nature of Name
Title of Class Owner              Beneficial Ownership      of Beneficial

Limited Partnership           All directors and executive                 *
Interests                     officers of the Managing
                              General Partner, as a group



*Own, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As a result of their being partners of a limited partnership which is the limited partner of the Associate General Partner, certain current and former officers and directors of the Managing General Partner also own indirect general partnership interests in the Partnership. The Partnership Agreement of the Partnership provides that cash distributions and allocations of income and loss to the general partners be distributed or allocated 50% to the Managing General Partner and 50% to the Associate General Partner. The general partners' share of cash distributions and income or loss is described in Item 5 above.
All of the outstanding shares of common stock of the Managing General Partner are owned by Dean Witter Realty Inc. ("Realty"), a Delaware corporation which is a wholly-owned subsidiary of Dean Witter, Discover & Co. The general partner of the Associate General Partner is Dean Witter Realty Growth Properties Inc., which is a wholly-owned subsidiary of Realty. The limited partner of the Associate General Partner is LSP, L.P., a Delaware limited partnership. Realty and certain current and former officers and directors of the Managing General Partner are partners of LSP, L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

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

The Managing General Partner is entitled to receive a management fee based on a percentage of distributable cash (as defined in the Partnership Agreement). Because there was no distributable cash, the Managing General Partner did not receive a fee for the years ended December 31, 1996, 1995 or 1994. Prior to 1996, $422,987 and
pre-1991 management fees remained unpaid and the General Partners deferred receipt of pre-1991 cash distributions totalling $262,316. In the third quarter of 1996, the Managing General Partner determined that such amounts should not be paid and the General Partners waived any claims thereto.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

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

         (c) Amended and Restated Partnership Agreement of Bayport, Ltd. filed as Exhibit b to Registrant's current report on Form 8-K, dated July 15, 1985 (Commission File No. 0-18151), is incorporated herein by reference.

         (d) General Partnership Agreement of TWC Eleven, Ltd. dated as of August 29, 1985 filed as Exhibit 10(d) to Registrant's Annual Report Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.


         (e) First Amendment to the General Partnership Agreement of TWC Eleven, Ltd. dated as of June 19, 1987 filed as
               Exhibit 10(e) to Registrant's Annual Report Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

         (f) Second Amended and Restated Agreement of Limited Partnership of TWC Ten, Ltd. dated as of July 19, 1993 filed as Exhibit 10(f) to Registrant's Annual Report Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

         (g) Partnership Agreement of Braker Lane III Associates was filed as Exhibit 10(a) to Registration Statement No. 2-96767 and is incorporated herein by reference.

         (h)   Amended and Restated Partnership Agreement of L.S.
               Braker Associates filed as Exhibit b to Registrants current report on Form 8-K dated July 15, 1985
               (Commission File No 0-18151) is incorporated herein by reference.

         (i) Partnership Agreement of Peninsula/DW Associates dated December 27, 1985 filed as Exhibit c to Registrants' current report on Form 8-K dated December 27, 1985 (Commission File No 0-18151) is incorporated herein by reference.

         (j) Amended and Restated Agreement of Limited Partnership of Campus Drive Investment Company, dated as of December 27, 1985 filed as Exhibit 10(j) to Registrant's Annual Report Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

         (k) Amended and Restated Agreement of Limited Partnership of Peninsula Office Park, dated as of December 27, 1985 filed as Exhibit 10(k) to Registrant's Annual Report Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

         (l) Agreement of Sale, dated August 3, 1995, with respect to the sale of the warehouse and the undeveloped land at Braker Center filed as Exhibit 2 to the Registrant's current report on Form 8-K dated September 1, 1995 (Commission File No. 0-18151) and is incorporated herein by reference.

         (m) Second Amended and Restated Management Agreement, dated January 26, 1995, between TWC Eleven, Ltd. and Hyatt Corporation filed as Exhibit 1 to Registrant's current report on Form 8-K dated July 18, 1996 (Commission File No. 0-18151) and is incorporated herein by reference.

         (n) Purchase and Sale Agreement dated as of September 30, 1996 by and among Peninsula/DW Associates, William Wilson III, Peninsula Office Park and Campus Drive Investment Company filed as Exhibit 2 to Registrants current report on Form 8-K dated December 19, 1996 (Commission File No. 0-18151) and is incorporated herein by reference.

     (21)      Subsidiaries:
               TWC Eleven Limited Partnership, a Florida Limited
               Partnership.
               L.S. Braker Associates, a Texas Limited Partnership.

     (27)      Financial Data Schedule.

(c)  See 3a. above.

(d)    1.      Financial Statements of TWC Ten Limited Partnership
               which owns the office building located in Tampa, Florida.

SCHEDULE III

                       DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                        Real Estate and Accumulated Depreciation

                                    December 31, 1996
Note:

(A)  Reconciliation of real estate owned at December 31:

                                                  1996            1995           1994
     Balance at beginning of period           $ 51,911,951    $68,852,278    $72,046,998

     Additions (deletions) during period:
       Improvements                                106,350        671,880        589,225
       Write-offs                                    -         (1,212,412)         -

     Real estate lost through transfer of
       Partnership interest                          -              -         (3,783,945)

     Sale of real estate                       (52,018,301)         -              -

     Transfer to real estate held for sale           -         (11,127,564)        -

     Change from consolidation to equity
       accounting                                    -          (5,272,231)        -

     Balance at end of period                 $      -        $ 51,911,951   $68,852,278



(B)  Reconciliation of accumulated depreciation:

                                                  1996            1995           1994

     Balance at beginning of period           $ 20,984,839    $22,452,497    $20,687,639

       Depreciation expense                      1,063,723      2,119,206      2,129,520

       Retirements                                   -         (1,212,412)         -

     Write-off due to transfer of Partnership
       interest                                      -              -           (364,662)

     Write-off due to sale of real estate      (22,048,562)    (1,262,366)         -

     Change from consolidation to equity
       accounting                                    -         (1,112,086)         -

     Balance at end of period                 $      -        $20,984,839    $22,452,497

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

By:  Dean Witter Realty Growth Properties Inc.
     Managing General Partner


By:  /s/E. Davisson Hardman, Jr.               Date:  March 26, 1997
     E. Davisson Hardman, Jr.
     President

By:  /s/Lawrence Volpe                Date:  March 26, 1997
     Lawrence Volpe
     Controller
     (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY GROWTH PROPERTIES INC.
Managing General Partner


/s/William B. Smith                           Date:  March 26, 1997
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                   Date:  March 26, 1997
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                             Date:  March 26, 1997
Lawrence Volpe
Director

/s/Ronald T. Carman                           Date:  March 26, 1997
Ronald T. Carman
Director

                    DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                           Year Ended December 31, 1996

                                   Exhibit Index
Exhibit
  No.                 Description

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

    (c) Amended and Restated Partnership Agreement of Bayport, Ltd. filed as Exhibit b to Registrant's current report on Form 8-K, dated July 15, 1985 (Commission File No. 0-18151), is incorporated herein by reference.

    (d)               General Partnership Agreement of TWC Eleven, Ltd.
                      dated as of August 29, 1985 filed as Exhibit 10(d) to Registrant's Annual Report Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.


                                        E1

                   DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                           Year Ended December 31, 1997

                                   Exhibit Index

                                    (continued)

Exhibit
  No.                 Description

    (e)               First Amendment to the General Partnership
                      Agreement of TWC Eleven, Ltd. dated as of June 19, 1987 filed as Exhibit 10(e) to Registrant's Annual Report Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

    (f) Second Amended and Restated Agreement of Limited Partnership of TWC Ten, Ltd. dated as of July 19, 1993 filed as Exhibit 10(f) to Registrant's Annual Report Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

    (g)               Partnership Agreement of Braker Lane III
                      Associates was filed as Exhibit 10(a) to Registration Statement No. 2-96767 and is incorporated herein by reference.

    (h)               Amended and Restated Partnership Agreement of L.S.
                      Braker Associates filed as Exhibit b to
                      Registrants current report on Form 8-K dated July 15, 1985 (Commission File No 0-18151) is incorporated herein by reference.

    (i) Partnership Agreement of Peninsula/DW Associates dated December 27, 1985 filed as Exhibit c to Registrants' current report on Form 8-K dated December 27, 1985 (Commission File No 0-18151) is incorporated herein by reference.

    (j) Amended and Restated Agreement of Limited Partnership of Campus Drive Investment Company, dated as of December 27, 1985 filed as Exhibit 10(j) to Registrant's Annual Report Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                           Year Ended December 31, 1997

                                   Exhibit Index

                                    (continued)

Exhibit
  No.                 Description

    (k) Amended and Restated Agreement of Limited Partnership of Peninsula Office Park, dated as of December 27, 1985 filed as Exhibit 10(k) to Registrant's Annual Report Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

    (l) Agreement of Sale, dated August 3, 1995, with respect to the sale of the warehouse and the undeveloped land at Braker Center filed as Exhibit 2 to the Registrant's current report on Form 8-K dated September 1, 1995 (Commission File No. 0-18151) and is incorporated herein by reference.

    (m) Second Amended and Restated Management Agreement, dated January 26, 1995, between TWC Eleven, Ltd. and Hyatt Corporation filed as Exhibit 1 to Registrant's current report on Form 8-K dated July 18, 1996 (Commission File No. 0-18151) and is incorporated herein by reference.

    (n) Purchase and Sale Agreement dated as of September 30, 1996 by and among Peninsula/DW Associates, William Wilson III, Peninsula Office Park and Campus Drive Investment Company filed as Exhibit 2 to Registrants current report on Form 8-K dated December 19, 1996 (Commission File No. 0-18151) and is incorporated herein by reference.

(27)                  Financial Data Schedule












                                        E3