Form 10-Q
period 1997-03-31
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1997-05-14
CIK 765923

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


                                       FORM 10-Q


[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                          For the period ended March 31, 1997


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

                           Yes      X         No

                               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                                 CONSOLIDATED BALANCE SHEETS


                                                              March 31,     December 31,
                                                                 1997           1996

                                           ASSETS
Cash and cash equivalents                                    $ 1,101,333    $10,273,472
Deferred expenses, net                                           195,523        204,832
Sale proceeds receivable                                           -          1,661,039
Other assets                                                     105,663        113,818
                                                             $ 1,402,519    $12,253,161



                       LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Accounts payable and accrued expenses                        $   393,743    $   552,519
Excess of distributions and losses over cost
  of investment in partnership                                 1,186,283      1,186,283
                                                               1,580,026      1,738,802

Partners' capital (deficiency):
  General partners                                            (3,267,241)    (3,267,091)
  Limited partners ($1,000 per Unit, 78,594
     Units issued)                                             3,089,734     13,781,450

       Total partners' capital (deficiency)                     (177,507)    10,514,359

                                                             $ 1,402,519    $12,253,161




















                See accompanying notes to consolidated financial statements.
/TABLE

                         DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                         Three months ended March 31, 1997 and 1996


                                                                1997           1996
Revenues:
  Hotel operating                                            $   -          $9,138,921
  Interest and other                                            38,957          56,137
                                                                38,957       9,195,058

Expenses:
  Hotel operating                                                -           5,735,239
  Interest                                                       -           1,057,153
  Depreciation and amortization                                  9,309         504,641
  Equity in net losses of partnerships                           -             195,449
  General and administrative                                    33,410          90,309
                                                                42,719       7,582,791

(Loss) income before minority interest                          (3,762)      1,612,267

  Minority interest in income of consolidated
     partnerships                                                -             (31,507)

Net (loss) income                                            $  (3,762)     $1,580,760

Net (loss) income allocated to:
  Limited partners                                           $  (3,612)     $1,517,529
  General partners                                                (150)         63,231
                                                             $  (3,762)     $1,580,760

Net (loss) income per Unit of limited
  partnership interest                                       $   (0.05)     $    19.31



















                See accompanying notes to consolidated financial statements.
/TABLE

                         DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL DEFICIENCY

                              Three months ended March 31, 1997

                                                Limited        General
                                                Partners       Partners         Total
Partners' capital (deficiency)
  at January 1, 1997                          $ 13,781,450   $(3,267,091)   $ 10,514,359

Net loss                                            (3,612)         (150)         (3,762)

Cash distributions                             (10,688,104)       -          (10,688,104)

Partners' capital (deficiency)
  at March 31, 1997                           $  3,089,734   $(3,267,241)   $   (177,507)



































                See accompanying notes to consolidated financial statements.
/TABLE

                         DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Three months ended March 31, 1997 and 1996

                                                                 1997           1996
Cash flows from operating activities:
  Net (loss) income                                          $     (3,762)  $ 1,580,760
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
      Depreciation and amortization                                 9,309       504,641
      Minority interest in income of unconsolidated
        partnership                                                 -            31,507
      Equity in net losses of partnerships                          -           195,449
      Decrease (increase) in:
        Sale proceeds receivable                                1,661,039          -
        Accounts receivable                                         -          (739,382)
        Restricted cash                                             -           254,464
        Other assets                                                8,155       (12,209)
      (Decrease) increase in:
        Accounts payable and accrued expenses                    (158,776)      (62,715)
        Due to affiliates                                           -           127,281
        Other liabilities                                           -               636

Net cash provided by operating activities                       1,515,965     1,880,432

Cash flows from investing activities:
  Additions to real estate                                          -           (30,616)

Cash flows from financing activities:
  Repayment of mortgage notes payable                               -        (1,906,269)
  Cash distributions                                          (10,688,104)         -

Net cash used in financing activities                         (10,688,104)   (1,906,269)

Decrease in cash and cash equivalents                          (9,172,139)      (56,453)

Cash and cash equivalents at beginning of period               10,273,472     2,072,917

Cash and cash equivalents at end of period                   $  1,101,333   $ 2,016,464

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $      -       $ 1,208,305












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

The financial statements include the accounts of the Partnership, Bayport Ltd.'s investment in the Bayport Plaza Hyatt hotel and, in 1996, Braker Associates on a consolidated basis. The Partnership's interests in Bayport Ltd.'s investment in the Bayport Plaza office building and, in 1996, Peninsula/DW Associates are accounted for on the equity method.

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

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. Operating results of interim periods may not be indicative of the operating results for the entire year.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnership's 1997 year-end financial statements. The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income (loss) per unit of limited partnership interest.

2.  Excess of Distributions and Losses Over Cost of Investments in
    Partnership

During the three months ended March 31, 1997, the Bayport Plaza office building incurred revenues of $1,302,757, operating expenses of $1,193,625 and net income of $109,132. Under the terms of the joint venture agreement, all of the property's income and cash flow from operations in 1997 and 1996 were allocated 100% to another partner.

3.  Related Party Transactions

Prior to 1995, the Partnership borrowed funds from an affiliate of Realty. These borrowings were repaid in the second and third quarters of 1996. Interest expense, calculated at the prime rate, was $126,508 for the three months ended March 31, 1996.
Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three months ended March 31, 1997 and 1996, the Partnership incurred expenses of $19,047 and $44,701, respectively, for these services. These amounts are included in general and administrative expenses.

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

The Partnership used the proceeds from the offering to make leveraged investments in five properties. One of the properties was lost through foreclosure in 1992; all of the remaining properties other than the Bayport Plaza office building were sold prior to 1997. No additional investments are planned.

The Partnership's remaining investment consists of a 46.25% interest in the Bayport Plaza office building joint venture (the "Joint Venture"). The Partnership is discussing with its joint venture partner the possible sale of the Bayport Plaza office building; however, the timing of the disposition of this investment is uncertain. The Partnership does not expect that it will need to make additional capital contributions to the Joint Venture.

The Partnership does not expect that the Joint Venture will produce significant operating cash flow for the Partnership in the near future because it is likely such cash flow will be distributed 100% to another partner in accordance with the provisions of the joint venture agreement. Accordingly, the Partnership will not realize any cash from its remaining investment until it is sold or refinanced. The Partnership expects to incur minimal operating expenses until then, and believes it has sufficient cash reserves to fund such expenses.

The Partnership does not anticipate making distributions to its partners until the Partnership's remaining property investment is sold or refinanced.

The Partnership believes that the total cash distributed to the Limited Partners (including estimated cash to be realized from disposition of the Bayport Plaza office building) will be less than the capital contributed by the Limited Partners.

In January 1997, the Partnership made a distribution to Limited Partners of approximatley $10.7 million ($136 per Unit) from the net proceeds from the sale of the joint venture interest in Peninsula Office Park, the sale of land at Braker Center and the remaining proceeds from the sale of the Bayport Plaza Hyatt hotel.

In January 1997, the Partnership collected the remaining proceeds from the sale of its joint venture interest in Peninsula Office
Park.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends, or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three-month period ended March 31, 1997 compared to 1996 are primarily attributable to the following:

The sale of the Bayport Plaza Hyatt Hotel in the third quarter of 1996 eliminated hotel operating revenues and expenses in 1997.

Interest expense was eliminated and depreciation and amortization decreased in 1997 as a result of sales of real estate and repayment of loans in the second and third quarters of 1996.

There was no equity in net losses of partnerships in 1997 because of the sale of the joint venture interest Peninsula Office Park in the fourth quarter of 1996. The Partnership was not entitled to an allocation of income from the Bayport office building in 1997 and 1996.

General and administrative expenses decreased in 1997 compared to 1996 as a result of the reduction of operating activities of the Partnership.

A summary of the office market in which the Partnership's remaining property interest is located and the performance of the property is as follows:

The market vacancy rate for Class A buildings in the Westshore market in Tampa, Florida, the location of the Bayport office building, improved to approximately 7% during the first quarter of 1997, and rental rates have also increased during the quarter.
Large blocks of vacant office space are limited in the Westshore office market and new office construction is primarily on a build-to-suit basis. Office buildings in this market also compete for quality tenants with an improving downtown Tampa market; however, the Bayport office building's accessibility to the Tampa airport and its ability to offer free parking are competitive advantages.
During the first quarter of 1997, occupancy at the property remained stable at 94%; however, at March 31, 1997, the property was 100% leased. Leases totalling approximately 17% and 11% of the space are scheduled to expire in 1998 and 1999, respectively.




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


                                      DEAN WITTER REALTY GROWTH
                                      PROPERTIES, L.P.


                                      By:   Dean Witter Realty Growth
                                              Properties Inc.
                                            Managing General Partner



Date:  May 14, 1997                   By:   /s/ E. Davisson Hardman, Jr.
                                            E. Davisson Hardman, Jr.
                                            President



Date:  May 14, 1997                   By:   /s/ Lawrence Volpe
                                            Lawrence Volpe
                                            Controller
                                            (Principal Financial and
                                             Accounting Officer)

                 DEAN WITTER REALTY GROWTH PROPERTIES, L.P.


                                  Exhibit Index


                         Quarter Ended March 31, 1997



Exhibit
  No.                     Description

 27                 Financial Data Schedule






































                                      E1