Form 10-Q
period 1997-06-30
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1997-08-13
CIK 765923

7





                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended June 30, 1997

                               OR

    [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

                          Page 1 of 12

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                   CONSOLIDATED BALANCE SHEETS

                                              June 30, December
31,
                                                1997       1996

                             ASSETS
Cash and cash equivalents                    $ 1,084,892
$10,273,472

Deferred expenses, net                           186,214
204,832

Sale proceeds receivable                           -
1,661,039

Other assets                                      12,117
113,818

                                             $ 1,283,223
$12,253,161


         LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Accounts payable and accrued expenses        $   299,724    $
552,519

Excess of distributions and losses over cost of
 investment in partnership                     1,186,283
1,186,283

                                               1,486,007
1,738,802

Partners' capital (deficiency):
 General partners                             (3,268,253)
(3,267,091)
 Limited partners ($1,000 per Unit, 78,594 Units issued)
3,065,469                                     13,781,450

  Total partners' capital (deficiency)          (202,784)
10,514,359

                                             $ 1,283,223
$12,253,161



  See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

        Three and six months ended June 30, 1997 and 1996

                              Three months ended          Six
months ended
                                  June 30,           June 30,
                              1997     1996      1997     1996
Revenues:
 Hotel operating           $    -   $7,618,344         $    -
$16,757,265
 Interest and other          16,866     48,529             55,823
104,666

                             16,866  7,666,873             55,823
16,861,931

Expenses:
 Hotel operating                -    5,546,400               -
11,247,727
 Interest                       -      997,590               -
2,054,743
 Property operating             -        -          -
33,912
 Depreciation                   -      455,437               -
910,874
 Amortization                 9,309     49,205             18,618
98,409
 Equity in net losses of
  partnerships                  -      115,316               -
310,765
 General and administrative           32,834     149,517
66,244                         239,826
 Loss on real estate sold/held
  for sale                      -       21,705               -
21,705

                             42,143  7,335,170             84,862
14,917,961

Income (loss) before minority
 interest                   (25,277)             331,703
(29,039)                     1,943,970

Minority interest in income
 of joint ventures              -       (6,025)              -
(37,532)

Net income (loss)          $(25,277)          $  325,678    $
(29,039)                   $ 1,906,438

Net income (loss) allocated to:
 Limited partners          $(24,265)          $  312,651    $
(27,877)                   $ 1,830,180
 General partners            (1,012)              13,027
(1,162)                         76,258

                           $(25,277)          $  325,678    $
(29,039)                   $ 1,906,438

Net income (loss) per Unit of
 limited partnership interest       $  (0.31) $     3.98    $
(0.36)                     $     23.29

  See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL DEFICIENCY

                 Six months ended June 30, 1997

                                Limited    General
                                Partners   Partners       Total
Partners' capital (deficiency)
 at January 1, 1997             $ 13,781,450
$(3,267,091)                    $ 10,514,359

Net loss                             (27,877)
(1,162)                              (29,039)


Cash distributions               (10,688,104)                -
(10,688,104)

Partners' capital (deficiency)
 at June 30, 1997               $  3,065,469
$(3,268,253)                    $   (202,784)


























  See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

             Six months ended June 30, 1997 and 1996

                                                 1997      1996
Cash flows from operating activities:
 Net (loss) income                        $    (29,039)     $
1,906,438
 Adjustments to reconcile net(loss)income to net cash
  provided by operating activities:
   Depreciation and amortization                18,618
1,009,283
   Loss on real estate sold/held for sale        -
21,705
   Minority interest in joint ventures' operations            -
37,532
   Equity in net losses of partnerships          -
310,765
   Decrease (increase) in:
     Sale proceeds receivable                1,661,039        -
     Accounts receivable                         -
(137,152)
     Restricted cash                             -
(917,442)
     Other assets                              101,701
(148,916)
   Increase (decrease) in:
     Accounts payable and accrued expenses
(252,795)                                    (459,234)
     Due to affiliates                           -
242,830
     Other liabilities                           -
636

      Net cash provided by operating activities
1,499,524                                   1,866,445
Cash flows from investing activities:
 Proceeds from sale of real estate               -
856,280
 Additions to real estate                        -
(106,350)

      Net cash provided by investing activities               -
749,930
Cash flows from financing activities:
 Cash distributions                        (10,688,104)
-
 Repayment of mortgage notes payable             -
(1,906,269)
 Repayment of loan to affiliates                 -
(2,770,000)

      Net cash used in financing activities
(10,688,104)                               (4,676,269)

Decrease in cash and cash equivalents       (9,188,580)
(2,059,894)

Cash and cash equivalents at beginning of period
10,273,472                                  2,072,917

Cash and cash equivalents at end of period             $
1,084,892                                 $    13,023

Supplemental disclosure of cash flow information:
 Cash paid for interest                   $      -     $
2,396,615

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

The  financial statements include the accounts  of  the
Partnership, and in 1996, Braker Associates and Bayport
Ltd.'s investment in the Bayport Plaza Hyatt hotel on a
consolidated  basis.   The Partnership's  interests  in
Bayport Ltd.'s investment in the Bayport Plaza office building and, in 1996, Peninsula/DW Associates are accounted for on the equity method.

The  Partnership's remaining investment consists  of  a
46.25%  interest  in the Bayport Plaza office  building
joint  venture (the "Joint Venture").  The  Partnership
is  in  the  process of marketing for sale the  Bayport
Plaza office building.  The Partnership anticipates the
property will be sold in 1997 and the cash proceeds, if
any,  will be distributed 100% to the limited  parters.
However, there is no guarantee the investment  will  be
disposed  of in 1997.  The Partnership does not  expect
that   it   will   need  to  make  additional   capital
contributions to the Joint Venture.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

Net  income  (loss) per Unit amounts are calculated  by
dividing   net  income  (loss)  allocated  to   Limited
Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In   the   opinion  of  management,  the   accompanying
financial  statements,  which have  not  been  audited,
include all adjustments necessary to present fairly the
results       for       the       interim       period.

      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

Except for the loss on real estate sold in 1996, such adjustments consist only of normal recurring accruals.

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

2.  Excess of Distributions and Losses Over Cost of Investments in
  Partnership

During  the six months ended June 30, 1997, the Bayport
Plaza  office building incurred revenues of $2,773,068,
operating  expenses of $2,395,135  and  net  income  of
$377,933.   Under  the  terms  of  the  joint   venture
agreement, all of the property's income and cash flow from operations in 1997 and 1996 were allocated 100% to another partner.

3. Related Party Transactions

Prior  to 1995, the Partnership borrowed funds from  an
affiliate  of Realty.  These borrowings were repaid  in
the  second  and  third  quarters  of  1996.   Interest
expense, calculated at the prime rate, was $224,461 for the six months ended June 30, 1996.
      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

Realty  performs  administrative  functions,  processes
investor transactions and prepares tax information  for
the  Partnership.  For the six months  ended  June  30,
1997  and  1996, the Partnership incurred  expenses  of
$38,094  and $89,387, respectively, for these services.
These    amounts   are   included   in   general    and
administrative expenses.

4. Litigation

Various   public  partnerships  sponsored   by   Realty
(including  the  Partnership and its  Managing  General
Partner)  are  defendants in a number of  class  action
lawsuits  pending  in  state and federal  courts.   The
complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants intend to vigorously defend the actions.

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

The  Partnership's remaining investment consists  of  a
46.25%  interest  in the Bayport Plaza office  building
joint  venture (the "Joint Venture").  The  Partnership
is  in  the  process of marketing for sale the  Bayport
Plaza office building.  The Partnership anticipates the
property will be sold in 1997 and the cash proceeds, if
any,  will be distributed 100% to the limited  parters.
However, there is no guarantee the investment  will  be
disposed  of in 1997.  The Partnership does not  expect
that   it   will   need  to  make  additional   capital
contributions to the Joint Venture.

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

      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

The   Partnership   believes  that   the   total   cash
distributed   to   the   Limited  Partners   (including
estimated cash to be realized from disposition of the Bayport Plaza office building) will be less than the capital contributed by the Limited Partners.

In January 1997, the Partnership made a distribution to
Limited  Partners of approximately $10.7 million  ($136
per Unit) from the net proceeds from the sale of its joint venture interest in Peninsula Office Park, the sale of land at Braker Center and the remaining proceeds from the sale of the Bayport Plaza Hyatt hotel.

In   January   1997,  the  Partnership  collected   the
remaining sale proceeds receivable from the sale of its joint venture interest in Peninsula Office Park.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends, or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for
the  three- and six-month periods ended June  30,  1997
compared to 1996 are primarily attributable to the following:

The sale of the Bayport Plaza Hyatt Hotel in the third quarter of 1996 and of the Partnership's joint venture interest in the Peninsula Office Park in the fourth quarter of 1996 resulted in the elimination of all operating revenues and expenses, interest expense, depreciation, equity in losses of partnerships, and the decrease in amortization in 1997. The Partnership was not entitled to an allocation of income from the Bayport office building in 1997 and 1996.
      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

General  and administrative expenses decreased in  1997
compared to 1996 as a result of the reduction of operating activities of the Partnership.

A   summary   of  the  office  market  in   which   the
Partnership's remaining property interest is located and the performance of the property is as follows:

The  market vacancy rate for Class A buildings  in  the
Westshore market in Tampa, Florida, the location of the
Bayport office building, decreased to approximately  6%
during  the  second quarter of 1997.  With  little  new
office  supply  added  to this  market  over  the  past
several  years,  occupancy levels  have  increased  and
rental  rates  have  risen. Office  buildings  in  this
market continue to compete for quality tenants with  an
improving  downtown Tampa market; however, the  Bayport
office  building's accessibility to the  Tampa  airport
and  its  ability  to  offer free parking  continue  to
provide  competitive  advantages.   During  the  second
quarter of 1997, occupancy at the property increased to
100%.   Leases totalling approximately 17% and  11%  of
the space are scheduled to expire in 1998 and 1999, respectively.

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


                          DEAN WITTER REALTY GROWTH
                          PROPERTIES, L.P.


                          By: Dean Witter Realty Growth
                                Properties Inc.
                              Managing General Partner



Date:  August 13, 1997    By: /s/ E. Davisson Hardman,
Jr.                                E. Davisson Hardman,
Jr.
                              President


Date:   August  13,  1997     By:  /s/  Lawrence  Volpe
Lawrence Volpe
                              Controller
                              (Principal Financial and
                               Accounting Officer)

      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.


                     Exhibit Index


             Quarter Ended June 30, 1997



Exhibit
  No.               Description

 27           Financial Data Schedule

























                          E1