Form 10-Q
period 1997-09-30
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1997-11-14
CIK 765923

5





                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
             For the period ended September 30, 1997

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

                          Page 1 of 13

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                   CONSOLIDATED BALANCE SHEETS

                                            September 30,
December 31,
                                                1997       1996

                             ASSETS
Cash and cash equivalents                    $ 1,065,706
$10,273,472

Deferred expenses, net                           176,905
204,832

Sale proceeds receivable                           -
1,661,039

Other assets                                      12,661
113,818

                                             $ 1,255,272
$12,253,161


         LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Accounts payable and accrued expenses        $   326,829    $
552,519

Excess of distributions and losses over cost of
 investment in partnership                     1,186,283
1,186,283

                                               1,513,112
1,738,802

Partners' capital (deficiency):
 General partners                             (3,270,455)
(3,267,091)
 Limited partners ($1,000 per Unit, 78,594 Units issued)
3,012,615                                     13,781,450

  Total partners' capital (deficiency)          (257,840)
10,514,359

                                             $ 1,255,272
$12,253,161





  See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

     Three and nine months ended September 30, 1997 and 1996
                              Three months ended          Nine
months ended
                                  September 30,
September 30,
                              1997     1996      1997     1996
Revenues:
 Hotel operating           $    -   $1,116,500         $     -
$17,873,765
 Interest and other          10,467              176,582
54,683                         281,248
  Gain on sale of real estate            -    42,433,472
-  42,411,767

                             10,467 43,726,554             54,683
60,566,780

Expenses:
 Hotel operating                -    1,356,897               -
12,604,624
 Interest                       -    1,024,900               -
3,079,643
 Property operating             -        -          -
33,912
 Depreciation                   -        -          -
910,874
 Amortization                 9,309     40,850             27,927
139,259
 Equity in net losses of
  partnerships                  -      145,986               -
456,751
 General and administrative           56,214     106,214
110,851                        346,040

                            (65,523)            2,674,847
138,778                     17,571,103

Income (loss) before minority
 interest                   (55,056)          41,051,707
(84,095)                    42,995,677

Minority interest in
 loss of joint ventures         -       46,884               -
9,352

Net income (loss)          $(55,056)          $41,098,591   $
(84,095)                   $43,005,029

Net income (loss) allocated to:
 Limited partners          $(52,854)          $41,134,199   $
(80,731)                   $42,964,379
 General partners            (2,202)             (35,608)
(3,364)                         40,650

                           $(55,056)          $41,098,591   $
(84,095)                   $43,005,029

Net income (loss) per Unit of
 limited partnership interest       $  (0.67) $   523.37    $
(1.03)                     $    546.66
   See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL DEFICIENCY

              Nine months ended September 30, 1997

                                Limited    General
                                Partners   Partners       Total
Partners' capital (deficiency)
 at January 1, 1997             $ 13,781,450
$(3,267,091)                    $ 10,514,359

Net loss                             (80,731)
(3,364)                              (84,095)


Cash distributions               (10,688,104)                -
(10,688,104)

Partners' capital (deficiency)
 at September 30, 1997          $  3,012,615
$(3,270,455)                    $   (257,840)
























  See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine months ended September 30, 1997 and 1996
                                                 1997      1996
Cash flows from operating activities:
 Net (loss) income                        $    (84,095)     $
43,005,029
 Adjustments to reconcile net(loss)income to net cash
  provided by operating activities:
   Depreciation and amortization                27,927
1,050,133
   Gain on sale of real estate                   -
(42,411,767)
   Minority interest in joint ventures' operations            -
(9,352)
   Equity in net losses of partnerships          -
456,751
   Decrease (increase) in:
     Sale proceeds receivable                1,661,039        -
     Accounts receivable                         -
1,478,752
     Restricted cash                             -
3,570,238
     Other assets                              101,157
263,284
   Increase (decrease) in:
     Accounts payable and accrued expenses
(225,690)                                  (2,828,641)
     Due to affiliates                           -
(184,359)
     Other liabilities                           -
636

      Net cash provided by operating activities
1,480,338                                   4,390,704
Cash flows from investing activities:
 Proceeds from sale of real estate               -
73,213,997
 Additions to real estate                        -
(106,350)

      Net cash provided by investing activities               -
73,107,647
Cash flows from financing activities:
 Cash distributions                        (10,688,104)
(29,313,697)
 Repayment of mortgage notes payable             -
(42,000,000)
 Repayment of loan to affiliates                 -
(6,200,991)

      Net cash used in financing activities
(10,688,104)                              (77,514,688)

Decrease in cash and cash equivalents       (9,207,766)
(16,337)

Cash and cash equivalents at beginning of period
10,273,472                                  2,072,917

Cash and cash equivalents at end of period             $
1,065,706                                 $ 2,056,580

Supplemental disclosure of cash flow information:
 Cash paid for interest                   $      -     $
3,465,102
  See accompanying notes to consolidated financial statements.

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

At September 30, 1997, the Partnership's remaining property investment consisted of a 45.79% indirect interest in the Bayport Plaza office building through a joint venture (the "Joint Venture"). On October 20,
1997, the office building was sold (see Note 2).

Pursuant   to  the  Partnership  Agreement,  the   sale
effectuated  the  dissolution of the  Partnership  and,
accordingly,  the  Partnership is  in  the  process  of
winding  up  its affairs.  The Partnership  is  in  the
process of determining the expenses of liquidation  and
reserves,  if any, required to wind up its affairs  and
terminate.    Once  such  expenses  and  reserves   are
determined, the Partnership will distribute its cash in excess of the required amounts to Limited Partners.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

Net  income  (loss) per Unit amounts are calculated  by
dividing   net  income  (loss)  allocated  to   Limited
Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

      Notes to Consolidated Financial Statements

In   the   opinion  of  management,  the   accompanying
financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the gain on real estate sold in 1996, such adjustments consist only of normal recurring accruals.

These   financial   statements  should   be   read   in
conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. Operating results of interim periods may not be indicative of the operating results for the entire year.

The  Financial Accounting Standards Board has  recently
issued  several  accounting pronouncements.   Statement
No. 128, "Earnings per Share" establishes standards for
computing  and  presenting  earnings  per  share,   and
statement  No.  129  "Disclosure of  Information  about
Capital Structure" establishes standards for disclosing
information about an entity's capital structure.  These
two  standards  will be effective for the Partnership's
1997 year-end financial statements.  Statement No. 130,
"Reporting Comprehensive Income" establishes  standards
for  reporting and display of comprehensive income  and
its  components.  Statement No. 131, "Disclosures about
Segments  of  an  enterprise and  Related  Information"
establishes standards for the way that public  business
enterprises report information about operating segments
in  annual financial statements and requires that those
enterprises report selected information about operating
segments   in  interim  financial  reports  issued   to
shareholders. It also establishes standards for related
disclosures  about  products and  services,  geographic
areas,  and  major customers.  These two standards  are
effective   for   the  Partnership's   1998   financial
statements.




      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

      Notes to Consolidated Financial Statements

Management of the Partnership does not believe that these new standards will have any effect on the Partnership's computation or presentation of net income or net income per unit of limited partnership interest, or its disclosures of capital structure, or other disclosures.

2. Bayport Plaza Office Building

The  excess  of distributions and losses over  cost  of
investments  in  partnership  is  attributable  to  the
Partnership's  investment in the Bayport  Plaza  office
building.   During the nine months ended September  30,
1997,  the  office building had revenues of $4,161,131,
operating  expenses of $3,720,923  and  net  income  of
$440,208.   Under  the  terms  of  the  Joint   Venture
agreement, all of the property's income and cash flow from operations in 1997 and 1996 were allocated to another partner.

Pursuant to an agreement dated as of September 23, 1997, as amended, the Joint Venture agreed to sell the office building to Aetna Life Insurance Company for $45,700,000. The Partnership owns a 45.79% indirect general partnership interest in the Joint Venture, as a result of its 99% general partnership interest in Bayport, Ltd., which owns a 46.25% general partnership interest in the Joint Venture.

The closing of the sale took place on October 20, 1997.
The  purchase  price was received in cash  at  closing.
Approximately  $20,000,000 of the sales  proceeds  were
used  to  repay the existing mortgage loan  encumbering
the  property, including accrued interest  thereon  and
prepayment  premium.  The remaining cash proceeds,  net
of  closing  costs,  were allocated to  the  Partnerhip
(approximately  $7,104,000)  and  to  an   unaffiliated
partner (approximately $17,172,000) pursuant to the provisions of the Joint Venture agreement.




      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

      Notes to Consolidated Financial Statements

3. Related Party Transactions

Prior  to 1995, the Partnership borrowed funds from  an
affiliate  of Realty.  These borrowings were repaid  in
the  second  and  third  quarters  of  1996.   Interest
expense, calculated at the prime rate, was $224,461 for the six months ended June 30, 1996.

Realty  performs  administrative  functions,  processes
investor transactions and prepares tax information  for
the  Partnership.  For the nine months ended  September
30, 1997 and 1996, the Partnership incurred expenses of
$57,145 and $134,070, respectively, for these services.
These    amounts   are   included   in   general    and
administrative expenses.

4. Litigation

Various   public  partnerships  sponsored   by   Realty
(including  the  Partnership and its  Managing  General
Partner) are defendants in a
number  of  class action lawsuits pending in state  and
federal  courts.  The complaints allege  a  variety  of
claims,  including  breach of  fiduciary  duty,  fraud,
misrepresentation   and  related   claims,   and   seek
compensatory  and  other damages and equitable  relief.
The defendants intend to vigorously defend the actions.
It is impossible to predict the effect, if any, the out come of these actions might have on the Partnership's financial statements.





      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL                     CONDITION AND RESULTS  OF
OPERATIONS

Liquidity and Capital Resources

The Partnership raised $78,594,000 in a public offering which was terminated in 1986. The Partnership has no plans to raise additional capital.

The Partnership used the proceeds from the offering  to
make leveraged investments in five properties.  One  of
the  properties was lost through foreclosure  in  1992;
all of the remaining properties were sold prior to 1997
except  the  Bayport Plaza office building,  which  was
sold  on  October  20,  1997.   (See  Note  2  to   the
consolidated  financial statements).   The  Partnership
received approximately $7,104,000, its share of the net cash proceeds from the sale.

Prior   to  the  sale  of  the  office  building,   the
Partnership  realized  no  cash  flow  from  the  Joint
Venture, as available cash flow was distributed 100% to another partner, in accordance with the provisions of the Joint Venture agreement,

The Partnership Agreement provides that the Partnership
shall terminate upon the sale of the Partnership's last
investment, and that dissolution shall be effective  on
the  day on which the event arises giving rise  to  the
dissolution.   Accordingly, the Partnership  dissolved,
pursuant  to  the  terms of its Partnership  Agreement,
effective October 20, 1997.  The Partnership intends to
proceed to wind up its affairs, and upon conclusion  of
liquidation,  terminate  its  existence  by  filing   a
certificate of cancellation in the office of the Delaware Secretary of State.

The  Partnership  is in the process of determining  the
expenses  of liquidation and reserves, if any, required
to  wind  up  its  affairs and  terminate.   Once  such
expenses and reserves are determined, the



      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

Partnership will distribute its cash in excess of the required amounts to Limited Partners. The amount and timing of the distribution is uncertain.

All  of  the  net proceeds received by the  Partnership
from  the sales of the Partnership's investments, other
than   the  proceeds  from  the  Bayport  Plaza  office
building,   have  been  distributed  to   the   Limiter
Partners.

Total cash distributed to the Limited Partners over the life of the Partnership will be less than the capital contributed by the Limited Partners.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends, or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three- and nine-month periods ended September 30, 1997 compared to 1996 are primarily attributable to the following:

The sale of the Bayport Plaza Hyatt Hotel in the third quarter of 1996 and of the Partnership's joint venture interest in the Peninsula Office Park in the fourth quarter of 1996 resulted in the elimination of all operating revenues and expenses, interest expense, depreciation, equity in losses of partnerships, and the decrease in amortization in 1997. The Partnership was not entitled to an allocation of income from the Bayport Plaza office building in 1997 and 1996.

General  and administrative expenses decreased in  1997
compared to 1996 as a result of the reduction of operating activities of the Partnership.




      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

The  Bayport Plaza office building was 100%  leased  at
September 30, 1997.  The property was sold October  20,
1997.   (See  Note  2  to  the  consolidated  financial
statements).

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

       (a)     Exhibits

             An exhibit index has been filed as part of this Report on Page E1.

       (b)     Reports on Form 8-K - none.
      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

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


                          DEAN WITTER REALTY GROWTH
                          PROPERTIES, L.P.


                          By: Dean Witter Realty Growth
                                Properties Inc.
                              Managing General Partner



Date:  November  , 1997   By: /s/ E. Davisson Hardman,
Jr.                                E. Davisson Hardman,
Jr.
                              President


Date:   November   ,  1997    By:  /s/  Lawrence  Volpe
Lawrence Volpe
                              Controller
                              (Principal Financial and
                               Accounting Officer)

      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.


                     Exhibit Index


           Quarter Ended September 30, 1997



Exhibit
  No.               Description

 27           Financial Data Schedule

























                          E1