Form 10-K
period 1997-12-31
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1998-03-31
CIK 765923

18









                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997

                               OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to ________.

                 Commission File Number 0-18151

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.
     (Exact name of registrant as specified in its charter)

       Delaware                      13-3286866
(State of organization)  (IRS Employer Identification No.)

   2 World Trade Center, New York, NY     10048
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:(212) 392-1054

Securities registered pursuant to Section 12(b) of the Act:

Title of each className of each exchange on which registered
  None                              None

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

               DOCUMENTS INCORPORATED BY REFERENCE
                              None
                          Page 1 of 36

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

The Partnership issued 78,594 units of limited partnership interest (the "Units") with gross proceeds from the offering of $78,594,000. The offering has been terminated and no additional Units will be sold. The proceeds from the offering were used to make leveraged investments in three office properties (one of which was lost through foreclosure in 1992, one of which was sold in 1996 and one of which was sold in 1997), an industrial park (which was disposed of in 1995 and 1996) and a hotel (which was sold in 1996). The properties have all been sold as of December 31, 1997.

The Partnership Agreement provides that the Partnership shall terminate upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day of such event. Accordingly, the Partnership dissolved upon the sale of its last interest in real estate in October 1997. The Partnership intends to proceed in winding up its affairs and, upon conclusion of liquidation, to terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State.

The Partnership has no employees.

All of the Partnership's business was conducted in the United States.

ITEM 2.  PROPERTIES

The Partnership's principal offices are located at Two World
Trade Center, New York, New York 10048. The Partnership has no other offices.

During the year ended December 31, 1997, the Partnership owned, through partnership interest, the following property interest until its sale in October 1997. See Note 4 to the consolidated financial statements.

            Net Rentable        Year(s)  Acquisition
      Property,            Area Completed/       Cost   Type
of ownership of
Location  and Type     (000 sq. ft.)      Acquired    ($000)
land and improvements
Bayport Plaza            259   1984/1985     $11.178
46.25% indirect                Tampa, FL
General Partnership            Office building
interest in a
partnership which
owns the building.

ITEM 3.  LEGAL PROCEEDINGS

On December 27, 1995, a purported class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General
Partner), Realty, Dean Witter Reynolds Inc. ("DWR") and others as defendants was filed in Superior Court in California. The complaint alleged fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and sought compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants removed the case to the United States District Court for the Southern District of California. Pursuant to an order of the U.S. District Court for the Southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York. The case was dismissed by stipulation of the parties dated March 6, 1997 and refiled and consolidated with the Consolidated Action (as defined below).

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

Thereafter, the Schectman Action, the Dosky Action and the Segal Action were consolidated in a single action (the "Consolidated Action") in the Delaware Chancery Court. The Young Action was dismissed without prejudice. The plaintiffs in the Young Action joined the Consolidated Action.

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




                          PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER

The Partnership has sold its last real estate investment and is currently winding up its affairs as it proceeds toward termination.

An established public trading market for the Units does not exist, and such a market will not develop before termination of the Partnership. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their Units, if a suitable buyer can be located.

As of March 17, 1998 there were 6,129 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. However, the Partnership Agreement permits distributions of "Distributable Cash", as defined, to its partners. Pursuant to the Partnership Agreement, Distributable Cash is to be paid 96% to the Limited Partners, after the Managing General Partner has received a management fee of 6.25% of Distributable Cash. The Managing General Partner did not receive a management fee in 1997, 1996 or 1995 because the Partnership did not make a cash distribution of Distributable Cash in any of those years.

In January 1997, the Partnership made a distribution to Limited Partners of approximately $10.7 million ($136 per
Unit) from the net proceeds from the sale of its joint venture interest in Peninsula Office Park, the sale of land at Braker Center and the remaining proceeds from the sale of the Bayport Plaza Hyatt Hotel. In 1996, the Partnership distributed approximately $29.3 million ($373 per Unit) of proceeds primarily from the sale of the Bayport Hyatt Hotel. In accordance with the Partnership Agreement, these distributions was paid 100% to the Limited Partners.

On March 13, 1998 the Partnership made a distribution of $3,861,078 ($49.13 per Unit), representing a portion of the proceeds from the sale of the Bayport Plaza Office Building.
The distribution was paid 100% to Limited Partners.

The Partnership anticipates making final distributions to its partners in 1998 because the Partnership's last property has been sold.

Taxable income and tax loss generally are allocated to the partners in proportion to the distribution of Distributable Cash (after payment of the Managing General Partner's management fee) or sale or financing proceeds (or 96% to the Limited Partners and 4% to the General Partners if there is no Distributable Cash).

ITEM 6.   SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:

         DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

  Years ended December 31, 1997, 1996, 1995, 1994 and 1993

              19971     19962           19953    1994       1993
Total revenues      $8,965,283       $76,022,162     $27,481,867 $28,095,985
$27,391,611

Income (loss)
 before extra-
 ordinary item      $8,564,734       $58,556,334    $(2,387,229) $(1,105,050)
$(5,550,240)4

Extraordinary
  item     $    -   $     - $ 1,938,4655      $     -   $      -

Net income
 (loss)    $8,564,734       $58,556,334       $  (448,584)$(1,105,050)
$(5,520,240)

Per unit of
Limited Partner-
ship interest:

  Income (loss)
   before extra-
   ordinary item    $   109.00       $    774.64    $    (29.64) $    (13.50)   $
(67.79)

  Extraordinary
   item    $     -  $     - $     24.42       $      -  $      -

  Net income
   (loss)  $   109.00       $    774.64       $     (5.22)$    (13.50)     $
(67.79)

  Cash distri-
   butions6         $   135.99       $    372.98         $     - $      -  $       -

Total assets        $8,485,003       $12,253,161     $41,836,913 $55,097,988
$58,385,005


Long-term debt
 due after one
 year      $     -  $     - $     -  $54,936,984     $57,844,135

________________
1.Revenues  and income include gain on sale of  real  estate of approximately $8.6 million.
2.Revenues  and income include gains on sale of real  estate
  and   partnership  interests  totaling  approximately  $58
  million.
3.Revenues and losses include a loss on sale of real  estate of approximately $1.2 million.
4.   Includes a $334,988 loss on the sale of real estate.
5. Gain on extinguishment of debt due to foreclosure of a property.
6. All of the cash distributions represent returns of capital.

Note:       The  above  financial data  should  be  read  in
  conjunction with
     the consolidated financial statements and the related notes in Item 8.

ITEM 7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

The Partnership raised $78,594,000 in a public offering which terminated in 1986. The Partnership has no plans to raise additional capital.

The Partnership used the proceeds from the offering to make leveraged investments in five properties. One of the properties was lost through foreclosure in 1992; all of the remaining properties were sold prior to December 31, 1997. No additional investments are planned.

TWC Ten, Ltd., in which the Partnership owns a 45.79% indirect general partnership interest, sold the Bayport Plaza Office Building on October 20, 1997, for approximately $45.7 million. The purchase price was received in cash at closing. Approximately $20,000,000 of the sales proceeds were used to repay the existing mortgage loan encumbering the property, including accrued interest thereon and prepayment premium. The remaining cash proceeds, net of closing costs, were allocated to the Partnership (approximately $7,438,000) and to an unaffiliated partner (approximately $17,172,000) pursuant to the provisions of the Joint Venture agreement.

Prior to the sale, the Partnership realized no cash flow from its investment in the Bayport Plaza Office Building, as available cash flow was distributed 100% to another partner, in accordance with the provisions of the Joint Venture agreement.

The Bayport Plaza Office Building was the Partnership's last remaining investment. The Partnership Agreement provides that the Partnership shall terminate upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event arises giving rise to the dissolution. Accordingly, the Partnership dissolved, pursuant to the terms of its Partnership Agreement, effective October 20, 1997. The Partnership intends to proceed in winding up its affairs and, upon conclusion of liquidation, to terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State.

The total cash distributed to the Limited Partners will be less than the capital contributed by the Limited Partners.

In January 1997, the Partnership collected the remaining sale proceeds receivable from the sale of its joint venture interest in Peninsula Office Park and made a distribution to Limited Partners of approximately $10.7 million ($136 per Unit) from such proceeds, the sale of land at Braker Center and the remaining proceeds from the sale of the Hotel.

On March 13, 1998 the Partnership made a distributon of $3,861,078 ($49.13 per unit), representing a portion of the proceeds from the sale of the Bayport Plaza Office Building.
The distribution was paid 100% to limited partners.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends, or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for  the year  ended  December 31, 1997 compared  to  1996  and  1996
compared   to  1995  are  primarily  attributable   to   the
following:

Hotel revenues and expenses, interest expense, depreciation and amortization decreased in 1997 because of the sale of the Bayport Plaza Hyatt Hotel in the third quarter of 1996. Hotel operating revenues and expenses decreased in 1996 compared to 1995 for the same reason.


Equity in earnings of partnerships in 1997 consists of the Partnership's share of the gain on the sale of the Bayport Plaza Office Building. Equity in net losses of partnerships decreased in 1996 compared to 1995 primarily because of higher rents on new leases in 1996 at Peninsula Office Park.

Rental income and property operating expenses decreased in 1996 compared to 1995 because of the disposition of the Partnership's interests in the properties at Braker Center in 1995. There was no rental income in 1997 and 1996, and only minor property operating expenses in 1996.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      DEAN WITTER REALTY GROWTH PROPERTIES L.P.


                        INDEX


                                                Page

(a) Financial Statements
Independent Auditors' Report                     11
Consolidated  Balance Sheets at December 31, 1997  and  1996
12
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995               13
Consolidated Statements of Partners' Capital (Deficiency)
  for the years ended December 31, 1997, 1996 and 1995 14 Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995              15-16
Notes to Consolidated Financial Statements      17-26













_____________________________
All schedules have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.
Independent Auditors' Report



To the Partners of
  Dean Witter Realty Growth Properties, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Growth Properties, L.P. and consolidated partnerships (the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Growth Properties, L.P. and consolidated partnerships as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                      Deloitte & Touche LLP
                                   /s/Deloitte & Touche LLP



New York, New York
March 24, 1998

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

                   CONSOLIDATED BALANCE SHEETS

                   December 31, 1997 and 1996

                                                1997      1996

                             ASSETS
Cash  and  cash equivalents                     $  8,481,665
$10,273,472
Accounts     receivable                                    -
1,661,039
Deferred   expenses,    net                                -
204,832
Other   assets                                         3,338
113,818

                                               $   8,485,003
$12,253,161


         LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Accounts payable and accrued expenses        $    94,014    $
552,519
Excess of distributions and losses over cost of
   investments   in   partnerships                         -
1,186,283

                                                      94,014
1,738,802

Partners' capital (deficiency):
  General  partners                              (3,269,479)
(3,267,091)
  Limited  partners ($1,000 per Unit, 78,594  Units  issued)
11,660,468                                    13,781,450

   Total  partners'  capital (deficiency)          8,390,989
10,514,359

                                               $   8,485,003
$12,253,161












  See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

          Years ended December 31, 1997, 1996 and 1995

                                       1997      1996      1995
Revenues:
 Hotel:
  Room                                                 $     -
$ 9,347,359                        $13,455,469
   Food,  beverage and other                -      8,587,010
13,895,927
     Total                                  -     17,934,369
27,351,396

  Equity in earnings (losses) of partnerships           8,624,444
(672,973)                             (845,578)
   Gain  (loss)  on  sale  of  real  estate                -
41,992,437                          (1,249,457)
   Gain  on  sale  of  partnership  interest               -
15,769,942                               -
 Rental                                           -         -
1,236,740
     Interest     and    other                       340,839
325,414                                143,188
                                                   8,965,283
75,349,189                          26,636,289

Expenses:
 Hotel:
  Room                                                       -
1,830,999                            3,696,484
   Food  and  beverage                      -      5,979,018
9,201,086
   Administrative  and other                -      4,794,603
7,586,269
     Total                                  -     12,604,620
20,483,839

     Interest                                              -
2,567,985                            5,327,001
  Property  operating                       -         40,394
381,262
   Depreciation                             -      1,063,723
2,119,206
         Amortization                                204,832
151,353                                246,841
     General     and    administrative               195,717
378,240                                464,415

                                                     400,549
16,806,315                          29,022,564
Income  (loss)  before  minority  interest         8,564,734
58,542,874                          (2,386,275)

Minority interest in (income) loss of
  consolidated  partnerships                -         13,460
(954)
Income  (loss)  before extraordinary  item         8,564,734
58,556,334                          (2,387,229)

Extraordinary item:
 Gain on extinguishment of debt due to
    foreclosure  (Note   4)                     -          -
1,938,645

Net     income    (loss)                     $     8,564,734
$58,556,334                        $  (448,584)

Net income (loss) allocated to:
     Limited     partners                     $    8,567,122
$58,524,576                        $  (409,965)
      General     partners                           (2,388)
31,758                                 (38,619)
                                          $        8,564,734
$58,556,334                        $  (448,584)
Net income (loss) per Unit of limited
  partnership interest               $     109.00          $
744.64                             $     (5.22)

  See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                          (DEFICIENCY)

          Years ended December 31, 1997, 1996 and 1995

                                     General    Limited
                                                    Partners
Partners                               Total
Partners' capital (deficiency)
    at    January    1,   1995                  $(3,260,230)
$(15,019,464)                      $(18,279,694)

Net        loss                                     (38,619)
(409,965)                              (448,584)

Partners' capital (deficiency)
    at    December   31,   1995                  (3,298,849)
(15,429,429)                        (18,728,278)

Net        income                                     31,758
58,524,576                           58,556,334

Cash  distributions                       -     (29,313,697)
(29,313,697)

Partners' capital (deficiency)
    at    December   31,   1996                  (3,267,091)
13,781,450                           10,514,359

Net      income     (loss)                           (2,388)
8,567,122                             8,564,734

Cash  distributions                       -     (10,688,104)
(10,688,104)


Partners' capital (deficiency)
  at  December  31, 1997              $(3,269,479)         $
11,660,468                         $  8,390,989




  See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          Years ended December 31, 1997, 1996 and 1995

                                                        1997
1996                                       1995
Cash flows from operating activities:
  Net income (loss)                   $  8,564,734         $
58,556,334                           $  (448,584)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
      Depreciation    and   amortization             204,832
1,215,076                              2,366,047
   (Gain) loss on sale of real estate and
     partnership interests                  -   (57,762,379)
1,249,457
   Minority interests in (income) loss of
     consolidated partnerships              -       (13,460)
954
   Equity in (earnings) losses of partnerships   (8,624,444)
672,973                                  845,578
    Gain  on  extinguishment of debt            -          -
(1,938,645)
       Decrease     (increase)    in    operating     assets
Accounts       receivable                          1,661,039
10,689                                  (576,390)
      Restricted cash                        -     3,570,238
472,542
       Deferred  expenses                       -          -
(559,339)
         Other     assets                            110,480
182,071                                  603,915
   (Decrease) increase in operating liabilities:
     Accounts payable and accrued expenses         (458,505)
(2,533,463)                              205,461
      Due  to  affiliates                       -          -
(327,166)

         Net   cash   provided   by   operating   activities
1,458,136                                          3,898,079
1,893,830

Cash flows from investing activities:
 Proceeds from sale of real estate and
   partnership interest                      -    82,108,022
6,594,399
  Distribution from Office Partnership             7,438,161
-         -
 Investment in real estate                  -      (106,350)
(671,880)
  Investment  in  unconsolidated  partnerships             -
-     (39,784)

         Net   cash   provided   by   investing   activities
7,438,161                                         82,001,672
5,882,735

Cash flows from financing activities:
     Cash    distributions                      (10,688,104)
(29,313,697)                                -
 Repayment of mortgage notes payable        -   (42,000,000)
(6,367,035)
 Repayment of due to affiliates             -    (6,385,499)
-

      Net cash used in financing activities     (10,688,104)
(77,699,196)                          (6,367,035)

Increase   (decrease)   in   cash   and   cash   equivalents
(1,791,807)                                        8,200,555
1,409,530

Cash  and cash equivalents at beginning of year   10,273,472
2,072,917                                663,387

Cash and cash equivalents at end of year       $  8,481,665 $
10,273,472                           $ 2,072,917

Supplemental disclosure of cash flow information:
 Cash paid for interest              $      -  $  2,567,985 $
4,086,567
                           (continued)

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          Years ended December 31, 1997, 1996 and 1995
                           (continued)

                                        1997      1996     1995
Supplemental disclosure of non-cash investing activities:

 Foreclosure of Partnership interests (Note 4):
   Balance  due ton mortgage loan     $        -  $        -
$(6,569,949)
  Writeoff of:
     Real  estate                              -           -
4,160,145
   Accounts receivable and deferred expenses         -         -
926,441
     Minority  interest                        -           -
338,641
     Other  assets                             -           -
105,268
   Accounts payable and other liabilities            -         -
(899,191)
     Gain on extinguishment of debt due to
       to  foreclosure                $        -  $        -
$(1,938,645)




























  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

         Notes to Consolidated Financial Statements

              December 31, 1997, 1996 and 1995

1. The Partnership and Basis of Presentation

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

In October 1997, the Parntership sold its last real estate investment interest (see Note 5). Pursuant to the Partnership Agreement, the sale effectuated the dissolution of the Partnership and, accordingly, the Partnership is in the process of winding up its affairs

2. Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership and, prior to 1997, Bayport Ltd.'s investment in the Bayport hotel, and Braker Associates on a consolidated basis. The Partnership's interest in Bayport Ltd's investment in the Bayport office building and, prior to 1997, in Peninsula/DW Associates, were accounted for on the equity method.

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

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows:
(a) depreciation is calculated using accelerated methods and
(b) losses on impairment of real estate are not deductible until realized. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $8.8 million higher than the amounts reported for financial statement purposes.

The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements. Statement No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. These two standards are effective for the Partnership's 1998 financial statements. The Partnership does not believe that these new standards will have any effect on the Partnership's computation or presentation of net income or other disclosures.

The implementation in 1997 of FASB Statement No. 128, "Earnings per Share," and Statement No. 129, "Disclosure of Information about Capital Structure," effective for the Partnership's 1997 year-end, did not have any impact on the Partnership's financial statements.

3.   Partnership Agreement

The Partnership agreement provides that the Limited Partners
will   receive  96%  of  distributable  cash  (as   defined)
remaining after the Managing General Partner has received a management fee of 6.25% of distributable cash.

Sale  or  refinancing proceeds will generally be distributed
(i) to the Limited Partners until they have received a return of their capital contributions; (ii) to the General Partners until the General Partners have received 1.01% of the amount distributed to the Limited Partners; (iii) 99% of any remaining amounts to the Limited Partnerss and 1% to the General Partners until the Limited Partners have received cumulative distributions sufficient to provide a 6% cumulative annual return on their adjusted capital contributions; and (iv) 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, not in excess of 3% of the aggregate gross sales prices of all properties.

Taxable income (loss) generally will be allocated to the partners in proportion to the distribution of distributable cash or sale or financing proceeds (or 96% to the Limited Partners and 4% to the General Partners if there is no distributable cash).

The Partnership did not make a distribution of distributable cash to the Partners in 1997, 1996 or 1995. In 1996, the Partnership distributed approximately $29.3 million ($373 per Unit) of proceeds from the sale of the Bayport Hyatt hotel. In January 1997, the Partnership distributed approximately $10.7 million ($136 per Unit) of proceeds from the sale of the Partnership's investment in Peninsula Office Park, the land sold at Braker Center and additional proceeds from the sale of the Bayport Hyatt hotel. On March 13, 1998 the Partnership made a distribution of $3,861,078 ($49.13 per Unit), representing a portion of the proceeds form the sale of the Bayport Office Building. The distribution was paid 100% to limited partners. All of these distributions were returns of capital paid 100% to the Limited Partners.

4.   Investments in Real Estate

Bayport Plaza Hyatt Hotel, Tampa, Florida

Bayport Plaza is a mixed-use development consisting of an office building and a Hyatt hotel (the "Hotel"). The Partnership owned a 99% general partnership interest in
Bayport, Ltd.; a partnership consisting of current and former officers of Realty held the remaining 1% interest. Bayport, Ltd. owned (after a preferential return as described below) a 91.6% partnership interest in the partnership which owned the hotel (the "Hotel Partnership"); affiliates of the developer of Bayport Plaza (the "Developer") owned the remaining 8.4%. Bayport Ltd. also owned a 46.25% interest in a partnership which owned the office building (the "Office Partnership") (see Note 5).

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

Braker Center, Austin, Texas

The Partnership owned a 99% general partnership interest in L.S. Braker Associates ("Braker Associates"); a partnership consisting of current and former officers of Realty held the remaining 1% interest.

At December 31, 1994, Braker Associates owned a warehouse, six parcels of undeveloped land, and a 50% interest in the partnership (the "Office/R&D Building Partnership") which owned four office/R&D buildings.

In  1995,  the Partnership agreed to sell to Hill  Partners,
Inc., an unaffiliated party, the warehouse and land for approximately $8.2 million. The sale resulted in a loss of approximately $1.2 million. The closings of the sale of the warehouse and four parcels of land, for a net purchase price of approximately $6.6 million took place in September and November 1995. At the September closing, the Partnership repaid the $3.7 million mortgage debt encumbering the property. (Earlier in 1995, the Partnership paid a fee of approximately $165,000 (included in interest expense) for an extension of the maturity of the loan.) The remaining proceeds were used to repay borrowings from an affiliate of Realty and for reserves. The closings of the sales of the remaining parcels of land, for an aggregate purchase price of approximately $1.4 million occurred in April and November 1996.

The buildings owned by the Office/R&D Building Partnership were encumbered by a mortgage loan which was cross-
collateralized and cross-defaulted with loans on approximately 94 projects owned by the Partnership's joint venture partner. Because certain of the projects failed to make scheduled principal payments, in December 1994, the lender declared a default. In January 1995, the Partnership's joint venture partner placed 46 of its properties, including the Office/R&D Partnership, under bankruptcy protection. The Partnership did not consent to the bankruptcy filing. The joint venture partner subsequently submitted a plan of reorganization which was approved by the bankruptcy court in November. The reorganization plan required the Partnership to contribute additional equity to the joint venture in order to retain its interest in the Office/R&D Building Partnership. The Managing General Partner believed that several terms of the plan of reorganization were not favorable to the Partnership and that additional investment was not justified and, accordingly did not contribute additional equity. As a result, the Partnership lost its interest in the buildings and the Office/R&D Building Partnership in 1995. The mortgage loan (which was non-recourse to the Partnership) on the four office/R&D buildings exceeded their carrying value. Accordingly, the loss of the buildings resulted in a non-cash gain of $1,938,645, which was reported as an extraordinary item.




5.   Investments in and Advances to Partnerships

Bayport Plaza Office Building, Tampa, Florida

The  Office  Partnership is owned 46.25% by  Bayport,  Ltd.,
3.75% by affiliates of the Developer and 50% by a third-party investor (the "Investor"). Bayport, Ltd. is the managing general partner of the Office Partnership.

On October 20, 1997, the Office Partnership sold the office building to an unaffiliated party for $45,700,000. The purchase price was received in cash at closing. Approximately $20,000,000 of the sale proceeds were used to repay the mortgage loan encumbering the property, including accrued interest thereon and prepayment premium. The remaining cash proceeds, net of closing costs, were allocated to the Partnership (approximately $7,438,000) and to the Investor (approximately $17,172,000) pursuant to the provisions of the Joint Venture agreement.

Pursuant   to   the   Office  Partnership   Agreement,   the
Partnership was not entitled to any equity in earnings or losses of the Office Partnership in 1997 (other than as a result of the sale of the property), 1996 or 1995.


The assets, liabilities and partners' capital of the Office
Partnership are summarized as follows:

                                                  December
31,
                                                      1996
                           ASSETS

Real estate and improvements                      $
29,852,064
Accumulated depreciation
(10,496,484)

19,355,580

Other (including cash and cash equivalents of $97,559)
2,287,571

Total assets                                      $
21,643,151

              LIABILITIES AND PARTNERS' CAPITAL

Mortgage note payable                             $
20,000,000
Other liaiblities
503,643
Parnters' capital
1,139,508

                                                  $
21,643,151

The results of operations are summarized as follows:

                                           1996      1995

Rental revenues                         $5,275,305
$4,343,102

Expenses:
 Operating                               1,920,979
1,802,630
 Interest                                1,688,643
1,677,016
 Depreciation and amortization           1,610,226
1,509,063
                                          5,219,848
4,988,709


Net income (loss)                       $   55,457     $
(645,607)

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

The results of operations of the Joint Venture are summarized as follows:

                              For the
                            Period from
                         January 1, 1996 to
                         December 19, 1996
1995
Revenues:
 Rental                    $7,760,518             $
7,683,063
 Other                        117,935
90,522

                            7,878,453
7,773,585

Expenses:
 Operating                  2,537,023
2,591,492
 Interest                   3,974,925
4,045,746
 Depreciation and amortization*                    2,173,015
2,291,124

                            8,684,963
8,928,362

Net loss                   $ (806,510)
$(1,154,777)

* Includes   $540,000  and  $558,000  in  1996   and   1995,
  respectively, representing depreciation of the excess of the costs of the Partnership's investment in the Joint Venture over the underlying equity in net assets at the date of acquisition.

The accounting policies of the Joint Venture are consistent with those of the Partnership.

Activity in the Excess of Distributions and Losses over Cost of Investments in Partnerships is as follows:

                                        Year ended December
31,
                               1997         1996     1995
Investment at beginning of year         $ 1,186,283    $
7,510,575                   $6,704,781
Equity in losses (income)    (8,624,444)
672,973                        845,578
Distributions                 7,438,161       -        -
Contributions                     -           -
(39,784)
Sale of investment in partnership             -
(6,997,265)                      -
Investment at end of year         -     $ 1,186,283
$7,510,575

The Partnership was not entitled to any equity in losses of the Office Partnership in 1996 and 1995. Accordingly, equity in losses includes only the Partnership's 49.9% share of the losses of the Joint Venture, adjusted to include 100% of the depreciation of the excess of the cost of the Partnership's investment in the Joint Venture over the underlying equity in net assets at the date of acquisition.

6.  Related Party Transactions

Prior to 1991, the Partnership borrowed funds from an affiliate of Realty to fund working capital needs and capital expenditures at certain properties. In May 1996, the Partnership repaid $2,770,000 from the proceeds of the sale of certain of the Braker Center properties. In July 1996, the remaining balance, approximately $400,000, was repaid from the proceeds from the sale of the Hotel. Interest expense, calculated at the prime rate, was $101,927 and $263,976 in 1996 and 1995, respectively.

Additionally, in conjunction with the Hotel mortgage note payable, an affiliate of Realty guaranteed a maximum of $5,350,000 of the first mortgage debt. Advances (all of which were made prior to 1994) by the guarantor to the first mortgage lender under this guaranty (which constituted loans from the guarantor to the Partnership) totaling approximately $3.2 million (including approximately $900,000 of accrued interest) were repaid from the proceeds from the sale of the Hotel. Interest expense, calculated at the prime rate, was $136,723 and $244,619 in 1996 and 1995, respectively.

The Managing General Partner was entitled to receive a management fee based on a percentage of distributable cash (as defined in the Partnership Agreement). Because there was no distributable cash, the Managing General Partner did not receive a fee for the years ended December 31, 1997, 1996 or 1995. Prior to 1996, $422,987 of pre-1991
management fees remained unpaid and the General Partners deferred receipt of pre-1991 cash distributions totalling $262,316. In the third quarter of 1996, the Managing General Partner determined that such amounts should not be paid and the General Partners waived any claims thereto.

Realty performs administrative functions, processes investor transactions and prepares tax information for the
Partnership. For 1997, 1996 and 1995, the Partnership incurred fees of approximately $74,000, $179,000 and $204,000, respectively. These amounts are included in general and administrative expense.

7.  Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) are defendants in a number of class action lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims and seek compensatory and other damages and equitable relief. The defendants intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

8. Distributions after year-end

On March 13, 1998, the Partnership paid a cash distribution of approximately $3.9 million ($49.13 per Unit) with proceeds from the sale of the Bayport Plaza Office Building. The remaining proceeds and any other distributable cash will be distributed when the Partnership has satisfied any outstanding claims and has concluded winding up its affairs.

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

William B. Smith, age 54, is a Managing Director of Morgan Stanley and co-head of Morgan Stanley Realty Incorporated since 1997, and a Managing Director of Dean Witter Realty Inc. which he joined in 1982. He is an Executive Vice President of Dean Witter Reynolds Inc.

E.  Davisson  Hardman,  Jr., age 48,  has  been  a  Managing
Director  of  Morgan Stanley Asia, Ltd., since 1997,  and  a
Managing Director of Dean Witter Realty Inc, which he joined in 1982.

Lawrence Volpe, age 50, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and
Controller of Dean Witter Reynolds Inc., which he joined in 1983.

Ronald T. Carman, age 46, is an Assistant Secretary of MWD and a Senior Vice President and Associate General Counsel of
Dean Witter, Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.
ITEM 11.  EXECUTIVE COMPENSATION

The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners have not received cash distributions for the period 1988 through 1997. Prior to 1997, $422,987 of pre-1991 management fees remained unpaid and the General Partners deferred receipt of pre-1991 cash distributions totalling $262,316. In the third quarter of 1996, the Managing General Partner determined that such amounts should not be paid and the General Partners waived any claims thereto.

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

      (b) The executive officers and directors of the Managing General Partner own the following Units as of March
17, 1998:

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

All of the outstanding shares of common stock of the Managing General Partner are owned by Dean Witter Realty Inc. ("Realty"), a Delaware corporation which is a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. The general partner of the Associate General Partner is Dean Witter Realty Growth Properties Inc., which is a wholly-owned subsidiary of Realty. The limited partner of the Associate General Partner is LSP, L.P., a Delaware limited partnership. Realty and certain current and former officers and directors of the Managing General Partner are partners of LSP, L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

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

The Managing General Partner is entitled to receive a management fee based on a percentage of distributable cash (as defined in the Partnership Agreement). Because there was no distributable cash, the Managing General Partner did not receive a fee for the years ended December 31, 1997, 1996 or 1995. Prior to 1996, $422,987 and pre-1991
management fees remained unpaid and the General Partners deferred receipt of pre-1991 cash distributions totalling $262,316. In the third quarter of 1996, the Managing General Partner determined that such amounts should not be paid and the General Partners waived any claims thereto.
                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS
        ON FORM 8-K

(a) The following documents are filed as part of this Annual Report:

     1.       Financial Statements (see Index  to  Financial
Statements  filed as part of Item 8 of this Annual Report).

     2.       Financial  Statement Schedule  (see  Index  to
Financial    Statements filed as part  of  Item  8  of  this
Annual Report).

    3.      Exhibits
      (3)(a) Amended and Restated Agreement of Limited Partnership dated as of July 12, 1985 set forth in
Exhibit A to the Prospectus included in Registration Statement Number 2- 96767 is incorporated herein by reference.

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

         (o) Purchase and Sale Agreement dated September 23, 1997, and Reinstatement and Modification Agreement dated October 10, 1997, between TWC Ten, Ltd. And Aetna Life Insurance Company filed as Exhibits 2(a) and (b), respectively, to Registrant's current report on Form 8-K dated October 20, 1997 (Commission File No. 0-18151) and are incorporated herein by reference.

     (21) Subsidiaries:
               TWC Eleven Limited Partnership, a Florida
               Limited Partnership.

     (27) Financial Data Schedule.

(c)  See 3a. above.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

By:  Dean Witter Realty Growth Properties Inc.
     Managing General Partner


By:  /s/E. Davisson Hardman, Jr.         Date:  March 27,
1997
     E. Davisson Hardman, Jr.
     President

By:  /s/Lawrence Volpe                   Date:  March 27,
1997
     Lawrence Volpe
     Controller
     (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY GROWTH PROPERTIES INC.
Managing General Partner


/s/William B. Smith                Date:  March 27, 1997
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.        Date:  March 27, 1997
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                  Date:  March 27, 1997
Lawrence Volpe
Director

/s/Ronald T. Carman                Date:  March 27, 1997
Ronald T. Carman
Director



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

    (d)   General Partnership Agreement of TWC Eleven, Ltd.
dated as of August 29, 1985 filed as Exhibit 10(d) to Registrant's Annual Report Form 10-K for the year ended
December 31, 1995 is incorporated herein by reference.
                             E-1
     DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

     Year Ended December 31, 1997

     Exhibit Index

     (continued)

Exhibit
  No.          Description

    (e)   First Amendment to the General Partnership
Agreement of TWC Eleven, Ltd. dated as of June 19, 1987 filed as Exhibit 10(e) to Registrant's Annual Report Form 10-
K for the year ended December 31, 1995 is incorporated herein by reference.

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

    (h)   Amended and Restated Partnership Agreement of L.S.
Braker Associates filed as Exhibit b to Registrants current report on Form 8-K dated July 15, 1985 (Commission File No 0-
18151) is incorporated herein by reference.

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

                             E-2
     DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

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

    (n) (Purchase and Sale Agreement dated as of September 30, 1996 by and among Peninsula/DW Associates, William Wilson III, Peninsula Office Park and Campus Drive Investment Company filed as Exhibit 2 to Registrants current report on Form 8-K dated December 19, 1996 (Commission File No. 0-18151) and is incorporated herein by reference.

   (o)    Purchase and Sale Agreement dated September 23,
1997, and Reinstatement and Modification Agreement dated
October 10, 1997, between TWC Ten, Ltd. and Aetna Life
Insurance Company filed as Exhibits 2(a) and (b), respectively, to Registrants's current report on Form 8-K dated October 20, 1997 (Commission File No. 0-18151) and are incorporated herein by reference.

(27)      Financial Data Schedule

                             E-3