Form 10-Q
period 1998-03-31
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1998-05-14
CIK 765923

5





                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended March 31, 1998

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

                   CONSOLIDATED BALANCE SHEETS

                                               March 31,
December 31,
                                                1998       1997
                             ASSETS

Cash and cash equivalents                    $ 4,666,591    $
8,481,665

Other assets                                       7,912
3,338

                                             $ 4,674,503    $
8,485,003


         LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Accounts payable and accrued expenses        $    80,838    $
94,014

Partners' capital (deficiency):
 General partners                             (3,266,929)
(3,269,479)
 Limited partners ($1,000 per Unit, 78,594 Units issued)
7,860,594                                     11,660,468

  Total partners' capital                      4,593,665
8,390,989

                                             $ 4,674,503    $
8,485,003










  See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

           Three months ended March 31, 1998 and 1997


                                                1998       1997
Revenues:
 Interest and other                           $103,795   $
38,957

Expenses:
 Amortization                                     -        9,309
General and administrative                      40,042    33,410

                                                40,042    42,719

Net income (loss)                             $ 63,753   $
(3,762)

Net income (loss) allocated to:
 Limited partners                             $ 61,203   $
(3,612)
 General partners                                2,550      (150)

                                              $ 63,753   $
(3,762)

Net income (loss) per Unit of
 limited partnership interest                          $   0.78
$     (0.05)







  See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL DEFICIENCY

                Three months ended March 31, 1998

                                Limited    General
                                Partners   Partners       Total

Partners' capital (deficiency)
 at January 1, 1998             $ 11,660,468
$(3,269,479)                    $  8,390,989

Net income                            61,203
2,550                                 63,753

Cash distributions                (3,861,077)                -
(3,861,077)

Partners' capital (deficiency)
 at March 31, 1998              $  7,860,594
$(3,266,929)                    $  4,593,665























  See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

           Three months ended March 31, 1998 and 1997

                                                 1998      1997
Cash flows from operating activities:
 Net income (loss)                        $     63,753 $
(3,762)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Amortization                                    -
9,309
   Decrease (increase) in:
     Sale proceeds receivable                      -
1,661,039
     Other assets                               (4,574)
8,155
   Decrease in accounts payable and accrued expenses
(13,176)                                     (158,776)

      Net cash provided by operating activities
46,003                                      1,515,965

Cash flows from financing activities:
 Cash distributions                         (3,861,077)
(10,688,104)

Decrease in cash and cash equivalents       (3,815,074)
(9,172,139)

Cash and cash equivalents at beginning of period
8,481,665                                  10,273,472

Cash and cash equivalents at end of period             $
4,666,591                                 $ 1,101,333








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

The financial statements include the accounts of the Partnership, and in 1997, the Partnership's interest in Bayport Ltd.'s investment in the Bayport Plaza office.

The  sale  of the Partnership's last remaining property
investment in 1997 effectuated the dissolution  of  the
Partnership and, accordingly, the Partnership is in the
process  of  winding up its affairs.  After  the  final
distribution   of   remaining   cash   reserves,    the
Partnership will terminate.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

Net  income  (loss) per Unit amounts are calculated  by
dividing   net  income  (loss)  allocated  to   Limited
Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In   the   opinion  of  management,  the   accompanying
financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim period.

These   financial   statements  should   be   read   in
conjunction  with the annual financial  statements  and
notes  thereto  included  in the  Partnership's  annual
report   on   Form  10-K  filed  with  the   Securities

      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

      Notes to Consolidated Financial Statements

and Exchange Commission for the year ended December 31, 1997. Operating results of interim periods may not be indicative of the operating results for the entire year.

The  Partnership adopted Financial Accounting Standards
Board   Statement  No.  130,  "Reporting  Comprehensive
Income"  and  Statement  No.  131,  "Disclosures  about
Segments  of  an  Enterprise and Related  Information,"
during  the first quarter of 1998.  Adoption  of  these
standards   had   no   impact  on   the   Partnership's
computation or presentation of net income per Unit of Limited Partnership interest or other disclosures.

2. Related Party Transactions

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three months ended March 31, 1998 and 1997, the Partnership incurred expenses of $12,158 and $19,047, respectively, for these services.

3. Litigation

Various   public  partnerships  sponsored   by   Realty
(including  the  Partnership and its  Managing  General
Partner)  are  defendants in a number of  class  action
lawsuits  pending  in  state and federal  courts.   The
complaints allege a number of claims, including  breach
of  fiduciary  duty,  fraud and  misrepresentation  and
related claims, and seek compensatory and other damages
and   equitable  relief.   The  defendants  intend   to
vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.


      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL                     CONDITION AND RESULTS  OF
OPERATIONS

Liquidity and Capital Resources

The Partnership raised $78,594,000 in a public offering which was terminated in 1986. The Partnership has no plans to raise additional capital.

The Partnership Agreement provides that the Partnership
shall terminate upon the sale of the Partnership's last
investment, and that dissolution shall be effective  on
the  day on which the event arises giving rise  to  the
dissolution.   Accordingly, the Partnership  dissolved,
pursuant  to  the  terms of its Partnership  Agreement,
effective October 20, 1997, the date on which  it  sold
its  last  investment.   The  Partnership  intends   to
proceed   to  wind  up  its  affairs,  distribute   its
remaining   cash  reserves  and,  upon  conclusion   of
liquidation,  terminate  its  existence  by  filing   a
certificate of cancellation in the office of the Delaware Secretary of State.

On March 13, 1998, the Partnership distributed a portion of the proceeds (approximately $3.86 million or $49.13 per Unit) from the sale of the Bayport Plaza office building 100% to Limited Partners. The amount and timing of the remaining distribution is uncertain.

Total cash distributed to the Limited Partners over the life of the Partnership will be less than the capital contributed by the Limited Partners.

Operations

Interest  and  other revenues increased in  the  three-
month period ended March 31, 1998 compared to 1997 as a
result  of additional cash from the sale of the Bayport
Plaza   office  building  held  and  invested  by   the
Partnership throughout the first quarter of 1998.




      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

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


                          DEAN WITTER REALTY GROWTH
                          PROPERTIES, L.P.


                          By: Dean Witter Realty Growth
                                Properties Inc.
                              Managing General Partner



Date:  May 14, 1998        By: /s/ E. Davisson Hardman,
Jr.                                E. Davisson Hardman,
Jr.
                              President


Date:  May 14,  1998        By:  /s/  Lawrence  Volpe
Lawrence Volpe
                              Controller
                              (Principal Financial and
                               Accounting Officer)

      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.


                     Exhibit Index


             Quarter Ended March 31, 1998



Exhibit
  No.               Description

 27           Financial Data Schedule

























                          E1