Form 10-Q
period 1998-06-30
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1998-08-13
CIK 765923

5





                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended June 30, 1998

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

                   CONSOLIDATED BALANCE SHEETS
                                              June 30, December
31,
                                                1998       1997
                             ASSETS

Cash and cash equivalents                    $   634,024    $
8,481,665

Other assets                                       1,135
3,338

                                             $   635,159    $
8,485,003


         LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Accounts payable and accrued expenses        $    82,079    $
94,014

Partners' capital (deficiency):
 General partners                             (3,266,942)
(3,269,479)
 Limited partners ($1,000 per Unit, 78,594 Units issued)
3,820,022                                     11,660,468

  Total partners' capital                        553,080
8,390,989

                                             $   635,159    $
8,485,003
















  See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

        Three and six months ended June 30, 1998 and 1997

                               Three months ended         Six
months ended
                                    June 30,          June 30,
                                1998   1997      1998     1997
Revenues:
 Interest and other           $51,443          $ 16,866 $155,238
$ 55,823

Expenses:
 General and administrative    51,767            32,834   91,809
66,244
 Amortization                     -     9,309      -      18,618

                               51,767            42,143   91,809
84,862

Net income (loss)             $  (324)         $(25,277)    $
63,429                        $(29,039)

Net income (loss) allocated to:
 Limited partners             $  (311)         $(24,265)    $
60,892                        $(27,877)
 General partners                 (13)           (1,012)
2,537                           (1,162)

                              $  (324)         $(25,277)    $
63,429                        $(29,039)

Net income (loss) per Unit of limited
 Partnership interest         $ (0.01)         $  (0.31)    $
 .77  $  (0.36)















  See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL DEFICIENCY

                 Six months ended June 30, 1998

                                Limited    General
                                Partners   Partners       Total
Partners' capital (deficiency)
 at January 1, 1998             $11,660,468
$(3,269,479)                    $ 8,390,989

Net income                           60,892
2,537                                63,429

Cash distributions               (7,901,338)                 -
(7,901,338)

Partners' capital (deficiency)
 at June 30, 1998               $ 3,820,022
$(3,266,942)                    $   553,080





























  See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

             Six months ended June 30, 1998 and 1997

                                                 1998      1997
Cash flows from operating activities:
 Net income (loss)                        $     63,429 $
(29,039)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Amortization                                    -
18,618
   Decrease in:
     Sale proceeds receivable                      -
1,661,039
     Other assets                                2,203
101,701
   Decrease in accounts payable and accrued expenses
(11,935)                                     (252,795)

      Net cash provided by operating activities
53,697                                      1,499,524

Cash flows from financing activities:
 Cash distributions                         (7,901,338)
(10,688,104)

Decrease in cash and cash equivalents       (7,847,641)
(9,188,580)

Cash and cash equivalents at beginning of period
8,481,665                                  10,273,472

Cash and cash equivalents at end of period             $
634,024                                   $ 1,084,892















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

The financial statements include the accounts of the Partnership, and in 1997, the Partnership's interest in Bayport Ltd.'s investment in the Bayport Plaza office building.

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

These   financial   statements  should   be   read   in
conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. Operating results of interim periods may not be indicative of the operating results for the entire year.

      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

         Notes to Consolidated Financial Statements

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

2. Related Party Transactions

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the six months ended June 30, 1998 and 1997, the Partnership incurred expenses of $25,174 and $38,094, respectively, for these services.

3. Litigation

Various   public  partnerships  sponsored   by   Realty
(including  the  Partnership and its  Managing  General
Partner) were defendants in a class action lawsuit.  On
July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. The Plaintiffs have thirty days during which to file a notice of appeal from the Court's order; the Partnership does not know whether they intend to do so.



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

On March 13, 1998, the Partnership distributed a portion of the proceeds (approximately $3.86 million or $49.13 per Unit) from the sale of the Bayport Plaza office building 100% to Limited Partners.
On June 9, 1998, the Partnership distributed the remaining proceeds from the sale and a portion of remaining partnership cash (approximately $4.04 million or $51.41 per Unit) 100% to Limited Partners.

Total cash distributed to the Limited Partners over the life of the Partnership will be less than the capital contributed by the Limited Partners.

Operations

Interest and other revenues increased in the three- and
six-month periods ended June 30, 1998 compared to  1997
as a result of additional cash from the sale of the Bayport Plaza office building held and invested by the Partnership until the second quarter distribution to Limited Partners.

      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the Consolidated Action.

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


                          DEAN WITTER REALTY GROWTH
                          PROPERTIES, L.P.


                          By: Dean Witter Realty Growth
                                Properties Inc.
                              Managing General Partner



Date:  August 13, 1998    By: /s/ E. Davisson Hardman,
Jr.                                E. Davisson Hardman,
Jr.
                              President


Date:  August 13, 1998    By: /s/Charles M. Charrow
                              Charles M. Charrow
                              Controller
                              (Principal Financial and
                               Accounting Officer)

      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.


                     Exhibit Index


             Quarter Ended June 30, 1998



Exhibit
  No.               Description

  27          Financial Data Schedule

























                          E1