Form 10-Q
period 1998-09-30
DEAN WITTER REALTY GROWTH PROPERTIES L P
filed 1998-11-16
CIK 765923

5





                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
             For the period ended September 30, 1998

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

                   CONSOLIDATED BALANCE SHEETS
                                           September 30,
December 31,
                                               1998        1997
                             ASSETS

Cash and cash equivalents                 $   619,388  $
8,481,665

Other assets                                    1,451
3,338

                                          $   620,839  $
8,485,003


         LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Accounts payable and accrued expenses     $    84,526  $   94,014

Partners' capital (deficiency):
 General partners                          (3,267,613)
(3,269,479)
 Limited partners ($1,000 per Unit, 78,594 Units issued)
3,803,926                                  11,660,468

  Total partners' capital                     536,313
8,390,989

                                          $   620,839  $
8,485,003
















  See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

       Three and nine months ended September 1998 and 1997

                               Three months ended         Nine
months ended
                                  September 30,
September 30,
                                1998   1997      1998     1997
Revenues:
 Interest and other           $  8,287         $ 10,467 $163,525
$ 54,683

Expenses:
 General and administrative     25,054           56,214  116,863
110,851
 Amortization                     -     9,309      -      27,927

                                25,054           65,523  116,863
138,778

Net income (loss)             $(16,767)        $(55,056)    $
46,662                        $(84,095)

Net income (loss) allocated to:
 Limited partners             $(16,096)        $(52,854)    $
44,796                        $(80,731)
 General partners                 (671)          (2,202)
1,866                           (3,364)

                              $(16,767)        $(55,056)    $
46,662                        $(84,095)

Net income (loss) per Unit of limited
 Partnership interest         $ (0.20)         $  (0.67)    $
0.57 $  (1.03)














  See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL DEFICIENCY

              Nine months ended September 30, 1998

                                Limited    General
                                Partners   Partners       Total
Partners' capital (deficiency)
 at January 1, 1998             $11,660,468
$(3,269,479)                    $ 8,390,989

Net income                           44,796
1,866                                46,662

Cash distributions               (7,901,338)                 -
(7,901,338)

Partners' capital (deficiency)
 at September 30, 1998          $ 3,803,926
$(3,267,613)                    $   536,313





























  See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          Nine months ended September 30, 1998 and 1997

                                                 1998      1997
Cash flows from operating activities:
 Net income (loss)                        $     46,662 $
(84,095)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Amortization                                    -
27,927
   Decrease in:
     Sale proceeds receivable                      -
1,661,039
     Other assets                                1,887
101,157
   Decrease in accounts payable and accrued expenses
(9,488)                                      (225,690)

      Net cash provided by operating activities
39,061                                      1,480,338

Cash flows from financing activities:
 Cash distributions                         (7,901,338)
(10,688,104)

Decrease in cash and cash equivalents       (7,862,277)
(9,207,766)

Cash and cash equivalents at beginning of period
8,481,665                                  10,273,472

Cash and cash equivalents at end of period             $
619,388                                   $ 1,065,706















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

2. Related Party Transactions

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine months ended September
30, 1998 and 1997, the Partnership incurred expenses of $37,763 and $57,145, respectively, for these services.

3. Litigation

Various   public  partnerships  sponsored   by   Realty
(including  the  Partnership and its  Managing  General
Partner) were defendants in a class action lawsuit.  On
July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. The Plaintiffs filed a notice of appeal from the Court's order.



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

Operations

Interest and other revenues increased in the nine-month
period ended September 30, 1998 compared to 1997  as  a
result  of additional cash from the sale of the Bayport
Plaza   office  building  held  and  invested  by   the
Partnership until the second quarter distribution to Limited Partners.

      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       On   August  14,  1998,  the  plaintiff  in  the
       Consolidated Action filed a notice of appeal from the order of the Delaware Chancery Court which granted the defendants' motion to dismiss the complaint.

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


                          DEAN WITTER REALTY GROWTH
                          PROPERTIES, L.P.


                          By: Dean Witter Realty Growth
                                Properties Inc.
                              Managing General Partner



Date:  November 16, 1998  By: /s/ E. Davisson Hardman,
Jr.                                E. Davisson Hardman,
Jr.
                              President


Date:  November 16, 1998  By: /s/Charles M. Charrow
                              Charles M. Charrow
                              Controller
                              (Principal Financial and
                               Accounting Officer)

      DEAN WITTER REALTY GROWTH PROPERTIES, L.P.


                     Exhibit Index


           Quarter Ended September 30, 1998



Exhibit
  No.               Description

  27          Financial Data Schedule

























                          E1